Form 10-Q
period 1995-03-31
FIRSTBANK OF ILLINOIS CO
filed 1995-05-12
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1995              Commission file number 0-8426



                              FIRSTBANK OF ILLINOIS CO.
          (exact name of registrant as specified in its charter)



          DELAWARE                                            37-6141253
(State of other jurisdiction                              (I.R.S. Employer
ofincorporation of                                         Identification No.)
organization)


     205 S. Fifth Street
    Springfield, Illinois                                           62701
(address of principal executive                                 (Zip code)
offices)


Registrant's telephone number, including area code (217) 753-7543.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

             YES __X__                  NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1.00 per share -- 9,838,666 shares outstanding on March 31, 1995.



Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                   March 31,  December 31,
                                                    1995         1994

ASSETS
Cash and due from banks                         $   68,183    $  72,540
Short-term investments                              48,562       15,193
Investment securities:
  Available-for-sale, at market value              375,100      407,238
  Held-to-maturity, at amortized cost
   (market values of $48,993 and $51,470
   for 1995 and 1994, respectively)                 47,912       51,015
       Total investment securities                 423,012      458,253

Loans                                            1,139,770    1,140,645
Unearned discount                                  (7,765)      (8,606)
    Loans, net of unearned discount              1,132,005    1,132,039
Reserve for possible loan losses                  (17,701)     (17,801)
    Loans, net                                   1,114,304    1,114,238

Premises and equipment, net                         41,042       41,784
Accrued income receivable                           16,524       17,425
Other assets                                        30,592       33,628
       Total assets                             $1,742,219   $1,753,061

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                           $  234,987   $  252,420
  Interest-bearing                               1,277,250    1,224,014
       Total deposits                            1,512,237    1,476,434

Short-term borrowings                               33,655       92,764
Other liabilities                                   17,940       14,741
Long-term borrowings                                10,595       10,638
       Total liabilities                         1,574,427    1,594,577

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury --
    9,838,666 shares in 1995 and 9,829,362
    shares in 1994                                   9,839        9,829
Capital surplus                                     39,514       39,439
Retained earnings                                  124,596      120,711
Unrealized holding losses on investment
   securities available-for-sale                   (6,157)     (11,370)
Less treasury stock at cost:
   4,868 shares in 1994                               -           (125)
       Total shareholders' equity                  167,792      158,484
       Total liabilities and
          shareholders' equity                   $1,742,219  $1,753,061



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                                     Three Months Ended
                                                         March 31,
                                                       1995      1994

INTEREST INCOME
Interest and fees on loans                           $24,350   $21,872
Interest on investment securities:
  Taxable                                              5,545     5,920
  Exempt from Federal income tax                         656       878
Interest on short-term investments                       243       153
     Total interest income                            30,794    28,823

INTEREST EXPENSE
Interest on deposits                                  11,436     9,218
Interest on short-term borrowings                        932       484
Interest on long-term borrowings                         206       422
     Total interest expense                           12,574    10,124

     Net interest income                              18,220    18,699
Provision for possible loan losses                       525       675

     Net interest income after
     provision for possible loan losses               17,695    18,024

NONINTEREST INCOME
Securities gains, net                                      8        95
Revenues from fiduciary activities                     1,475     1,311
Service charges on deposit accounts                    1,436     1,396
Other                                                  2,034     1,913
     Total noninterest income                          4,953     4,715

NONINTEREST EXPENSE
Salaries and employee benefits                         7,356     8,057
Net occupancy                                          1,089     1,086
Equipment                                              1,166     1,116
Other                                                  3,677     4,289
     Total noninterest expense                        13,288    14,548

Net income before income taxes                         9,360     8,191

Income tax expense                                     3,313     2,717

Net income                                           $ 6,047   $ 5,474


Earnings per common share                            $  0.61   $  0.55



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                      Three Months Ended
                                                         March 31,
                                                       1995      1994


OPERATING ACTIVITIES
 Net income                                         $  6,047  $  5,474
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                       2,755     2,851
   Provision for possible loan losses                    525       675
   Writedowns in value and losses incurred
     on other real estate owned                           10        31
   (Increase) decrease in accrued income
     receivable                                          901     (540)
   Other, net                                          5,498     (264)
   Originations of loans for sale                   (15,495)  (38,998)
   Proceeds from sale of loans                        14,881    40,516
      Net cash provided by operating activities       15,122     9,745

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                   (28) (152,534)
   Held-to-maturity                                      -         (3)
 Proceeds from sales of investment securities
   Available-for-sale                                 30,471     1,210
 Proceeds from maturities of and principal
   payments on investment securities:
    Available-for-sale                                 5,717    49,261
    Held-to-maturity                                   3,068     4,866
 Purchases of premises and equipment                   (450)   (1,724)
 Proceeds from sales of premises and equipment            34       -
 Proceeds from sales of other real estate owned          718       852
 Net loan principal collected (loans originated)       (536)    17,638
 Other, net                                              -         110
   Net cash provided by (used in) investing
     activities                                       38,994  (80,324)

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing
   deposit accounts                                 (17,433)  (14,017)
 Net increase (decrease) in savings, NOW
   and money market deposits                        (31,547)    91,451
 Net increase (decrease) in certificates
   of deposit                                         84,783  (63,221)
 Net increase (decrease) in short-term borrowings   (59,109)    32,196
 Principal payments under capital lease obligations     (43)      (40)
 Cash dividends paid                                 (1,974)   (1,668)
 Proceeds from exercise of common stock options          111       383
 Proceeds from dividend reinvestment plan                115       121
 Purchase of shares for treasury                         (7)     (162)
      Net cash provided by (used in) financing
         activities                                 (25,104)    45,043

Increase (decrease) in cash and cash equivalents      29,012  (25,536)
Cash and cash equivalents at beginning of year        87,733   105,856
Cash and cash equivalents at end of period          $116,745  $ 80,320

Supplemental information:
  Income taxes paid                                 $    -    $    256
  Interest paid                                       31,697     9,845
  Noncash transfers of loans to other real estate        559       701


See accompanying notes to interim consolidated condensed financial statements.
  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  March 31, 1995

  1. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  2.   On  March 2, 1994, the Company acquired Rowe, Henry & Deal,  Inc.
       (RHD), an independent registered securities dealer headquartered in Jacksonville, Illinois. The transaction was an exchange of 8,919 shares of Company common stock for all of the issued and outstanding common stock of RHD. This acquisition was accounted for as a pooling-of-interests. Prior period financial statements have not been restated due to immateriality.

  3. On April 25, 1994, the Company acquired Colonial Bancshares, Inc. (Colonial). Colonial, with total assets of approximately $165 million and headquartered in Des Peres, Missouri, operates Colonial Bank in Des Peres and Ellisville, Missouri. The transaction, an exchange of 336,917 shares of Company common stock for all of the issued and outstanding common stock of Colonial, was recorded under the pooling-of-interests method of accounting on the date of acquisition. The consolidated condensed financial statements included herein have been restated to include Colonial's operating results.

  4. On January 25, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend. One share for each two shares held by shareholders of record on March 17, 1995 was distributed on April 1, 1995. This resulted in the issuance of 3,279,106 additional shares of common stock. The par value of the new shares issued totaled $3,279,106, which was transferred from capital surplus to the common stock account. In addition, all references to number of shares, per share amounts, and common stock outstanding for all periods presented prior to that time have been restated to reflect the stock split.

  Part I.        Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)


        The acquisition of Colonial Bancshares, Inc. was consummated during April of 1994. The transaction was accounted for as a pooling-of-interests and, accordingly, all previously reported financial information has been restated to reflect its addition.

        As discussed in note 4 to the interim consolidated condensed financial statements included herein, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend distributed April 1, 1995. All references to number of shares, per share amounts, and common stock outstanding for all periods presented prior to that time have been restated to reflect the stock split.

       Total assets at March 31, 1995 were $1,742,219, down $10,842 from $1,753,061 at December 31, 1994. During the first three months of 1995, the Company has reduced its reliance on short-term borrowings, down $59,109 from $92,764 at December 31, 1994, through additional interest-bearing deposits of $53,236 and investment security sales and maturities of $39,256 over that period.

        Average earning assets, as a percentage of average total assets remained relatively unchanged at 92.04% as compared to 92.10% for the first quarter of 1995 and 1994, respectively. The current loan-to-deposit ratio of 74.86% decreased from the year-end level of 76.67% as interest-bearing deposits replaced short-term borrowings.

        Nonperforming loans as a percentage of total loans was  .57%  at
  March  31,  1995,  down from .61% at the end of  1994.   Nonperforming
  loans at March 31, 1995 include the following:

          Restructured                $   391
          Nonaccrual                    4,400
          Past due 90 days or more      1,679
               Total                  $ 6,470

        The reserve for possible loan losses at March 31, 1995 was 1.56% of outstanding loans as compared to 1.57% at December 31, 1994. A strong reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 274% of the Company's nonperforming loans at March 31, 1995.

         Loan portfolio quality remains management's top priority. Management believes the reserve for possible loan losses remains adequate to absorb losses inherent in the consolidated loan portfolio. Ongoing reviews of the portfolio, the level of nonperforming loans, coverage ratios, and trends in the reserve and net charge-offs support this belief.

       The Company's March 31, 1995 equity-to-asset and tangible equity-to-asset ratios were 9.63% and 8.80% up from 9.04% and 8.19%, respectively, at the end of 1994. The increase in the equity ratios is largely attributable to the reduction of unrealized holding losses on investment securities available-for-sale. The March 31, 1995 equity-to-asset ratio excluding investment security unrealized holding losses is 9.95%. The Company and its banking subsidiaries all exceed their minimum capital requirements. Tier 1, Total Capital and Tier 1 Leverage Ratios were 14.15%, 15.21% and 9.25%, respectively at March 31, 1995. Shareholders' equity represents book value per common share of $17.05 at March 31, 1995, as compared to $16.13 at December 31, 1994.

        Net income for the three months ended March 31, 1995 was $6,047 as compared to net income for the corresponding period of 1994 of $5,474. The improvement in earnings is attributable to the performance of our newest subsidiary, Colonial Bank, the successful efforts to increase noninterest income and cost reduction measures. Earnings per share for the three month period was $.61 as compared to the 1994 amount of $.55, an increase of 10.9%.

        Net interest income for the first three months of 1995 was $479 below the first three months of 1994. Interest rates have risen on the Company's funding, most notably in the certificate of deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the first quarter was 4.74% versus 4.85% for the same period a year ago. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at March 31, 1995, individually and cumulatively, through various time horizons.

        The provision for possible loan losses of $525 for the first three months of 1995, represents a decrease from $675 reported in the comparable 1994 period. Consistently low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to reduce the provision for possible loan losses.

       Noninterest income for the first three months of 1995 was up 5.0% as compared to the corresponding period in 1994. Revenues from fiduciary activities, which includes trust and farm management fees, reported increases of 12.5% for the first three months of 1995 as compared to the same period of 1994.

        Noninterest expense declined 8.7% for the first three months of 1995 compared to the same period of 1994. Current year expense reductions have resulted from continued emphasis on operational efficiency. The consolidation of operations, including item processing, data processing and retail loan collections, contributed to the expense reduction. Integration of Colonial Bank, acquired in April 1994, into the Company has also resulted in significant cost savings.

        Income taxes of $3,313 for the first three months of 1995 exceeded the corresponding 1994 period amount of $2,717 by 21.9%. The primary differences between the two periods were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the first quarter of 1995 was 35.4% as compared to 33.2% in the same period of 1994.


  EFFECT OF NEW ACCOUNTING STANDARDS

        During May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114). During October, 1994, the FASB issued Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures" (Statement 118). Statement 114 (as amended by Statement 118) defines the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in trouble-debt restructurings (a restructured loan). The Company has adopted the provisions of these statements effective January 1, 1995 and has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. As a result of adopting these statements, there was no impact on the Company's financial position or results of operations.


  EFFECTS OF INFLATION

        Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of a bank holding company is substantially different from that of an industrial company, in that virtually all assets and liabilities of a bank holding company are monetary in nature. Accordingly, changes in interest rates also have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services.

        Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to assets ratio. One of the most important effects that inflation has had on the banking industry has been to reduce the proportion of earnings paid out in the form of dividends.

       Although it is obvious that inflation affects the growth of total assets, it is difficult to measure the impact precisely. Only new assets acquired in each year are directly affected, so a simple adjustment of asset totals by use of an inflation index is not meaningful. The results of operations also have been affected by inflation, but again there is no simple way to measure the effect on the various categories of income and expense.

        Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in standard measurements of inflation such as the consumer price index. Additionally, changes in interest rates on some types of consumer deposits may be delayed. These factors in turn affect the composition of sources of funds by reducing the growth of deposits that are less interest sensitive and increasing the need for funds that are more interest sensitive.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                     Three Months Ended           Three Months Ended
                                       March 31, 1995               March 31, 1994
                                             Interest Average              Interest Average
                                  Average    Income/  Yield/    Average    Income/  Yield/
                                  Balance    Expense  Rate      Balance    Expense  Rate
ASSETS
Earning assets:
  Loans                           $1,127,044 $24,417  8.79%     $1,079,653 $21,921  8.23%
  Investment securities:
    Taxable                          400,104   5,545  5.62%        436,117   5,920  5.51%
    Nontaxable                        44,184     916  8.40%         58,927   1,233  8.49%
  Short-term investments:
    Federal funds sold                15,288     237  6.29%         23,899     152  2.58%
    Other short-term investments         412       6  5.91%            176       1  2.30%
      Total earning assets         1,587,032  31,121  7.95%      1,598,772  29,227  7.41%

Nonearning assets:
  Cash and due from banks             64,564                        71,477
  Premises and equipment              41,608                        42,903
  Reserve for possible loan losses  (17,779)                      (18,183)
  Other assets                        48,873                        41,029
      Total nonearning assets        137,266                       137,226

      Total assets                $1,724,298                    $1,735,998

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money
    market accounts                 $604,773  $3,761  2.52%      $650,650  $ 3,558  2.22%
  Time deposits                      642,040   7,675  4.85%       593,515    5,660  3.87%
Federal funds purchased and
  securities sold under
  repurchase agreements               63,875     903  5.73%        59,249      478  3.27%
Other short-term borrowings            2,484      29  4.73%           881        6  2.76%
Long-term borrowings                  10,620     206  7.87%        21,358      422  8.01%
     Total interest-bearing
       liabilities                 1,323,792  12,574  3.85%     1,325,653   10,124  3.10%

Noninterest-bearing deposits         224,508                      237,917
Other liabilities                     14,639                       16,698

Total liabilities                  1,562,939                    1,580,268

SHAREHOLDERS' EQUITY                 161,359                      155,730

Total liabilities and
  shareholders' equity            $1,724,298                   $1,735,998

Net interest income/net yield
   on earning assets                         $18,547  4.74%                $19,103  4.85%


Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued
(in thousands of dollars)


                                  Remaining Maturity if Fixed Rate;
                        Earliest Possible Repricing Interval if Floating Rate


                               3          Over 3     Over 1
                               months     months -   year -    Over
                               or         12         5         5
                               less       months     years     years     Total
INTEREST-EARNING ASSETS
Loans                          $ 367,889  $ 214,322  $ 519,594 $  30,200 $1,132,005
Investment securities             14,197     61,303    320,207    27,305    423,012
Other interest-earning assets     48,562        -          -         -       48,562
Total interest-earning assets  $ 430,648  $ 275,625  $ 839,801 $  57,505 $1,603,579

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets    $ 589,725  $     -    $     -   $     -   $  589,725
C.D.'s over $100,000              43,018     47,040      3,815       -       93,873
All other time deposits          162,597    310,501    120,158       396    593,652
Nondeposit interest-bearing
   liabilities                    33,711      7,651      2,888       -       44,250
Total interest-bearing
   liabilities                 $ 829,051  $ 365,192  $ 126,861 $     396 $1,321,500


GAP by Period                  $(398,403) $ (89,567) $ 712,940 $  57,109 $  282,079

Cumulative GAP                 $(398,403) $(487,970) $ 224,970 $ 282,079 $  282,079







                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K:

          A Form 8-K was filed as of January 26, 1995, announcing the Board of  Directors'  authorization  of a  three-for-two  common  stock
          split.   The  split, to be effected in the form of  a  50%  stock
          dividend,  was  payable April 1, 1995 to shareholders  of  record
          March 17, 1995.


          A.   Exhibit 11





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


     Firstbank of Illinois Co.

By:   /s/  Chris Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     May 10, 1995

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                            Three Months Ended
                                                March 31,
                                            1995           1994


Net Income                              $6,047,000     $5,474,000


Weighted average common
  shares outstanding                     9,831,834      9,805,250

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options                139,878        119,565

Weighted average common shares
  and common share equivalents
  outstanding                            9,971,712      9,924,815


Net earnings per common share           $     0.61     $     0.55




