Form 10-Q
period 1995-06-30
FIRSTBANK OF ILLINOIS CO
filed 1995-08-01
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1995               Commission file number 0-8426



                         FIRSTBANK OF ILLINOIS CO.
            (exact name of registrant as specified in its charter)



          DELAWARE                                37-6141253
(State of other jurisdiction                     (I.R.S. Employer
of incorporation of organization)                Identification No.)


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

Common stock, par value $1.00 per share -- 9,828,682 shares outstanding on June 30, 1995.



Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                     June 30,     December 31,
                                                       1995           1994

ASSETS
Cash and due from banks                             $   81,834    $  72,540
Short-term investments                                  30,516       15,193
Investment securities:
  Available-for-sale, at market value                  368,233      407,238
  Held-to-maturity, at amortized cost (market values
    of $46,784 for 1995 and $51,470 for 1994)           45,231       51,015
       Total investment securities                     413,464      458,253

Loans                                                1,150,669    1,140,645
Unearned discount                                       (7,028)      (8,606)
    Loans, net of unearned discount                  1,143,641    1,132,039
Reserve for possible loan losses                       (17,769)     (17,801)
    Loans, net                                       1,125,872    1,114,238

Premises and equipment, net                             40,747       41,784
Accrued income receivable                               17,658       17,425
Other assets                                            29,349       33,628
       Total assets                                 $1,739,440   $1,753,061

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                               $  233,115   $  252,420
  Interest-bearing                                   1,276,664    1,224,014
       Total deposits                                1,509,779    1,476,434

Short-term borrowings                                   36,144       92,764
Other liabilities                                       17,484       14,741
Long-term borrowings                                       200       10,638
       Total liabilities                             1,563,607    1,594,577

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury -- 9,838,666 shares
    in 1995 and 9,829,362 shares in 1994                 9,839        9,829
Capital surplus                                         39,490       39,439
Retained earnings                                      128,587      120,711
Unrealized holding losses on investment
   securities available-for-sale                        (1,812)     (11,370)
Less treasury stock at cost:
   9,984 shares in 1995 and 4,868 shares in 1994          (271)        (125)
       Total shareholders' equity                      175,833      158,484
       Total liabilities and shareholders' equity   $1,739,440   $1,753,061



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars except per share data)

                                        Six MonthsEnded    Three Months Ended
                                            June 30,            June 30,
                                         1995     1994        1995     1994

INTEREST INCOME
Interest and fees on loans            $49,813   $44,288     $25,463  $22,416
Interest on investment securities:
  Taxable                              10,605    12,320       5,060    6,400
  Exempt from Federal income tax        1,276     1,700         620      822
Interest on short-term investments        862       373         619      220
    Total interest income             62,556    58,681      31,762   29,858

INTEREST EXPENSE
Interest on deposits                   24,382    18,517      12,946    9,299
Interest on short-term borrowings       1,358     1,355         426      871
Interest on long-term borrowings          408       807         202      385
    Total interest expense             26,148    20,679      13,574   10,555

    Net interest income                36,408    38,002      18,188   19,303
Provision for possible loan losses      1,050     1,350         525      675

    Net interest income after
    provision for possible loan losses 35,358    36,652      17,663   18,628

NONINTEREST INCOME
Securities gains, net                      20       137          12       42
Revenues from fiduciary activities      3,068     2,690       1,593    1,379
Service charges on deposit accounts     2,861     3,005       1,425    1,609
Other                                   4,172     3,571       2,138    1,658
     Total noninterest income          10,121     9,403       5,168    4,688

NONINTEREST EXPENSE
Salaries and employee benefits         14,580    15,818       7,224    7,761
Net occupancy                           2,182     2,328       1,093    1,242
Equipment                               2,307     2,300       1,141    1,184
Other                                   7,522     8,622       3,845    4,333
     Total noninterest expense         26,591    29,068      13,303   14,520

Net income before income taxes         18,888    16,987       9,528    8,796

Income tax expense                      6,687     5,666       3,374    2,949

Net income                            $12,201   $11,321      $6,154  $ 5,847


Earnings per common share             $  1.22   $  1.14      $ 0.62   $ 0.59



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                         Six Months Ended
                                                             June 30,
                                                         1995        1994


OPERATING ACTIVITIES
 Net income                                           $ 12,201    $ 11,321
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                         5,263       5,899
   Provision for possible loan losses                    1,050       1,350
   (Gains) losses incurred on other real estate owned       (3)         83
   Increase in accrued income receivable                  (233)       (726)
   Other, net                                            2,090      (3,229)
   Originations of loans for sale                      (36,800)    (63,382)
   Proceeds from sale of loans                          36,452      64,404
      Net cash provided by operating activities         20,020      15,720

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                  (18,491)   (188,461)
   Held-to-maturity                                        -          (817)
 Proceeds from sales of investment securities
   Available-for-sale                                   50,720      25,702
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                   18,447      71,628
   Held-to-maturity                                      5,716       8,790
 Purchases of premises and equipment                    (1,438)     (3,366)
 Proceeds from sales of premises and equipment              39          19
 Proceeds from sales of other real estate owned            840       3,175
 Net loans originated                                  (13,305)     (1,634)
 Other, net                                                -           110
   Net cash provided by (used in) investing activities  42,528     (84,854)

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing deposit
   accounts                                            (19,305)    (11,753)
 Net increase (decrease) in savings, NOW and money
   market deposits                                     (28,748)     13,724
 Net increase (decrease) in certificates of deposit     81,398      (3,254)
 Net increase (decrease) in short-term borrowings      (56,620)     82,806
 Principal payments under capital lease obligations        (88)        (80)
 Payments to retire long-term debt                     (10,350)     (6,825)
 Cash dividends paid                                    (4,148)     (3,825)
 Proceeds from exercise of common stock options            140         400
 Proceeds from dividend reinvestment plan                  246         123
 Purchase of shares for treasury                          (456)       (175)
      Net cash provided by (used in) financing
         activities                                    (37,931)     71,141

Increase in cash and cash equivalents                   24,617       2,007
Cash and cash equivalents at beginning of year          87,733     105,856
Cash and cash equivalents at end of period            $112,350    $107,863

Supplemental information:
  Income taxes paid                                   $  6,305   $  6,050
  Interest paid                                         23,410   $ 20,816
  Noncash transfers of loans to other real estate          969        773


See accompanying notes to interim consolidated condensed financial statements.

    PART I.   FINANCIAL INFORMATION ... Continued

    Item 1.   Financial Statement ... Continued

    FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

    June 30, 1995

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

  2.   On March 2, 1994, the Company acquired Rowe, Henry & Deal, Inc.
       (RHD), an independent registered securities dealer headquartered in Jacksonville, Illinois. The transaction was an exchange of 13,379 shares of Company common stock for all of the issued and outstanding common stock of RHD. This acquisition was accounted for as a pooling-of-interests. Prior period financial statements have not been restated due to immateriality.

  3. On April 25, 1994, the Company acquired Colonial Bancshares, Inc. (Colonial). Colonial, with total assets of approximately $165 million and headquartered in Des Peres, Missouri, operates Colonial Bank in Des Peres and Ellisville, Missouri. The transaction, an exchange of 505,376 shares of Company common stock for all of the issued and outstanding common stock of Colonial, was recorded under the pooling-of-interests method of accounting on the date of acquisition. The consolidated condensed financial statements included herein have been restated to include Colonial's operating results.

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

  5. On June 12, 1995, the Company announced the signing of a definitive agreement to acquire Confluence Bancshares Corporation (Confluence) and its wholly owned subsidiary, Duchesne Bank (Duchesne). Duchesne, headquartered in St. Peters, Missouri, also operates a separate branch facility in St. Charles, Missouri. Duchesne had total assets of approximately $79 million at June 30, 1995. The acquisition calls for payment of 500,000 shares of Firstbank common stock in exchange for all the outstanding common stock of Confluence. The Company expects this transaction to be recorded under the pooling-of-interests method of accounting and close in the fourth quarter of 1995.

  6. The Company retired its unsecured term credit facility (credit facility) with a remaining principal balance of $10,350,000 on June 26, 1995. The credit facility, which had an original term of five years, required semiannual principal payments with a final installment due June 30, 1996. The Company obtained the $30,000,000 credit facility on April 25, 1991 to finance the acquisitions of PBM Bancorp, Inc. and Central Banc System, Inc..

  Part I.        Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars it thousands, except per share data)


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

       Total assets at June 30, 1995 were $1,739,440, down $13,621 from $1,753,061 at December 31, 1994. During the first six months of 1995, the Company has reduced its reliance on short-term and long-term borrowings. Short-term borrowings were reduced $56,620 from $92,764 at December 31, 1994, as a result of an increase in interest-bearing deposits of $52,650 and investment security sales and maturities of $74,883 during that period. As discussed in note 6 to the interim consolidated condensed financial statements included herein, the Company also retired the remaining $10,350 in long-term borrowings under a 1991 credit facility.

       Average earning assets, as a percentage of average total assets increased slightly in the second quarter of 1995 to 92.26% from 92.04% and 91.88% for the first quarter of 1995 and year-end 1994, respectively. The current loan-to-deposit ratio of 75.75% decreased from the year-end level of 76.67% as interest-bearing deposits replaced short-term borrowings.

       Nonperforming loans as a percentage of total loans was 1.07% at June 30, 1995, up from .61% at the end of 1994 and .57% at March 31, 1995. After declining modestly in the first quarter, the Company's level of nonperforming loans increased in the second quarter of 1995 as a result of placing a $5.7 million commercial loan relationship on nonaccrual status. Nonperforming loans at June 30, 1995 include the following:

          Restructured                $   367
          Nonaccrual                    9,332
          Past due 90 days or more      2,551
               Total                  $12,250

       The reserve for possible loan losses at June 30, 1995 was 1.55% of outstanding loans as compared to 1.57% at December 31,1994. A strong reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 145% of the Company's nonperforming loans at June 30, 1995.

       Loan portfolio quality remains management's top priority.
  Management believes the reserve for possible loan losses remains adequate to absorb losses inherent in the consolidated loan portfolio. Ongoing reviews of the portfolio, coverage ratios, and trends in the reserve and net charge-offs support this belief.

       The Company's June 30, 1995 equity-to-asset and tangible equity-to-asset ratios were 10.11% and 9.29% up from 9.04% and 8.19%, respectively, at the end of 1994. The increase in the equity ratios is attributable to the growth in retained earnings and a reduction of unrealized holding losses on investment securities available-for-sale. The June 30, 1995 equity-to-asset ratio excluding investment security unrealized holding losses is 10.20%. The Company and its banking subsidiaries all exceed their minimum capital requirements. Tier 1, Total Capital and Tier 1 Leverage Ratios were 14.27%, 15.33% and 9.48%, respectively at June 30, 1995. Shareholders' equity represents book value per common share of $17.89 at June 30, 1995, as compared to $16.13 at December 31, 1994.

       Net income for the three months ended June 30, 1995 was $6,154 as compared to net income for the corresponding period of 1994 of $5,847. The improvement in earnings is attributable to a gain on the sale of loan servicing, the successful efforts to increase noninterest revenues and various cost reduction measures. Earnings per share for the three month period was $.62 as compared to the 1994 amount of $.59, an increase of 5.1%.

       Net income for the six months ended June 30, 1995 was $12,201 as compared to net income for the corresponding period of 1994 of $11,321. The improvement in earnings is attributable to the performance of our newest subsidiary, Colonial Bank, the successful efforts to increase noninterest income and cost reduction measures. Earnings per share for the six month period was $1.22 as compared to the 1994 amount of $1.14, an increase of 7.0%.

       Net interest income for the first six months of 1995 was $36,408, or $1,594 below the first six months of 1994. Net interest income for the second quarter of 1995 was $18,188, or $1,115 below the 1994 quarter. Interest rates have risen on the Company's funding, most notably in the certificate of deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the second quarter was 4.67% versus 4.84% for the same period a year ago as the average cost of time deposits increased from 3.84% to 5.41% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at June 30, 1995, individually and cumulatively, through various time horizons.

       The provision for possible loan losses of $1,050 and $525 for the first six months and second quarter of 1995, respectively, represents a decrease from $1,350 and $675 reported in the comparable 1994 periods. Consistently low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain its reduced provision for possible loan losses in 1995.

       Noninterest income for the first six months of 1995 was up 7.6% as compared to the corresponding period in 1994, while noninterest income in the second quarter of 1995 increased 10.2% from last year. Revenues from fiduciary activities, which includes trust and farm management fees, reported increases of 14.0% and 15.5% for the first six months and second quarter of 1995 as compared to the same periods of 1994. The Company also recorded a $270 gain on the sale of approximately $25 million in mortgage servicing during the second quarter of 1995.

       Noninterest expense declined 8.5% for the first six months of 1995 compared to the same period of 1994. Similarly, noninterest expense was down 8.4% for the current quarter of 1995 as compared with the second quarter of 1994. Current year expense reductions have resulted from continued emphasis on operational efficiency. The consolidation of operations, including item processing, data processing and retail loan collections, contributed to the expense reduction. The integration of Colonial Bank, acquired in April 1994, into the Company has also resulted in significant cost savings.

       Income taxes of $6,687 and $3,374 for the first six months and current quarter of 1995 exceeded the corresponding 1994 period amounts by 18.0% and 14.4%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the second quarter of 1995 was 35.4% as compared to 33.5% in the same period of 1994.


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

  In May 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (Statement 122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. Statement 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Statement 122 is required to be applied prospectively in fiscal years beginning after December 31, 1995. The Company is currently studying the expected impact of this statement on its financial position.


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


Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                        Three Months Ended            Three Months Ended
                                          June 30, 1995                 June 30, 1994
                                               Interest Average              Interest Average
                                    Average    Income/  Yield/    Average    Income/  Yield/
                                    Balance    Expense  Rate      Balance    Expense  Rate
ASSETS
Earning assets:
  Loans                             $1,139,060 $25,533  8.99%     $1,083,906 $22,464   8.31%
  Investment securities:
    Taxable                            372,835   5,060  5.44         465,086   6,321   5.45
    Nontaxable                          41,344     875  8.49          64,185   1,254   7.84
  Short-term investments:
    Federal funds sold                  37,815     612  6.49          19,680     209   4.26
    Other short-term investments           375       7  7.49             581      11   7.59
      Total earning assets           1,591,429  32,087  8.09       1,633,438  30,259   7.43

Nonearning assets:
  Cash and due from banks               65,352                        73,928
  Premises and equipment                41,053                        43,170
  Reserve for possible loan losses     (17,867)                      (18,173)
  Other assets                          44,967                        48,255
      Total nonearning assets          133,505                       147,180

      Total assets                  $1,724,934                    $1,780,618

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
     accounts                        $592,881 $ 3,807 2.58%      $  664,625  $ 3,682   2.22%
  Time deposits                       676,995   9,139 5.41          587,281    5,617   3.84
Federal funds purchased and
  securities sold under repurchase
  agreements                           30,903     419 5.44           90,703      864   3.82
Other short-term borrowings               640       7 4.39            1,038        7   2.70
Long-term borrowings                   10,007     202 8.10           18,009      385   8.57
     Total interest-bearing
         liabilities                1,311,426  13,574 4.15        1,361,656   10,555   3.11

Noninterest-bearing deposits          227,185                       246,171
Other liabilities                      15,757                        16,886

Total liabilities                   1,554,368                     1,624,713

SHAREHOLDERS' EQUITY                  170,566                       155,905

Total liabilities and
  shareholders' equity             $1,724,934                    $1,780,618

Net interest income/net yield
   on earning assets                          $18,513 4.67%                  $19,704   4.84%



Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...continued
         (in thousands of dollars)


                                      Remaining Maturity if Fixed Rate;
                           Earliest Possible Repricing Interval if Floating Rate



                              3          Over 3      Over 1
                              months     months -    year -    Over
                              or         12          5         5
                              less       months      years     years     Total

INTEREST-EARNING ASSETS
Loans                         $ 376,407  $ 237,664   $ 502,307 $27,263   $1,143,641
Investment securities            16,396     86,457     284,148  26,463      413,464
Other interest-earning assets    30,516       -           -        -         30,516
Total interest-earning assets $ 423,319  $ 324,121   $ 786,455 $53,726   $1,587,621

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets   $ 592,540  $    -      $    -    $   -     $  592,540
C.D.'s over $100,000             72,974     15,664       4,263     -         92,901
All other time deposits         214,484    253,184     123,159     396      591,223
Nondeposit interest-bearing
   liabilities                   36,192        133          19     -         36,344
Total interest-bearing
   liabilities                $ 916,190  $ 268,981   $ 127,441 $   396   $1,313,008


GAP by Period                 $(492,871) $ (55,140)  $ 659,014 $53,330   $  274,613

Cumulative GAP                $(492,871) $(437,731)  $ 221,283 $274,613  $  274,613






                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K:

          A Form 8-K was filed as of June 22, 1995, announcing the signing of a definitive agreement to acquire Confluence
          Bancshares Corporation and its wholly owned subsidiary, Duchesne Bank (Duchesne). Duchesne, a $79 million bank headquartered in St. Peters, Missouri, also operates a separate branch facility in St. Charles, Missouri.



          A.   Exhibit 11





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


     Firstbank of Illinois Co.

By:   /s/  Chris Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     July 31, 1995

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                  Six Months Ended      Three Months Ended
                                      June 30,               June 30,
                                  1995       1994        1995        1994


Net Income                     $12,201,000 $11,321,000  $6,154,000  $5,847,000


Weighted average common
  shares outstanding             9,832,887  9,812,276    9,835,079   9,818,715

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options        144,624    125,598      149,868     133,230

Weighted average common shares
  and common share equivalents
  outstanding                    9,977,511  9,937,874    9,984,947   9,951,945


Net earnings per common share  $      1.22 $     1.14   $     0.62  $     0.59