Form 10-Q
period 1995-09-30
FIRSTBANK OF ILLINOIS CO
filed 1995-11-14
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1995          Commission file number 0-8426



                              FIRSTBANK OF ILLINOIS CO.
          (exact name of registrant as specified in its charter)



          DELAWARE                                            37-6141253
(State of other jurisdiction                              (I.R.S. Employer
of
incorporation of                                         Identification No.)
organization)


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

Common stock, par value $1.00 per share -- 9,835,590 shares outstanding on September 30, 1995.









Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)
                                                    September 30,   December 31,
                                                         1995            1994
ASSETS
Cash and due from banks                              $   73,059       $  72,540
Short-term investments                                   27,325          15,193
Investment securities:
  Available-for-sale, at market value                   385,706         407,238
  Held-to-maturity, at amortized cost (market values
      of $46,105 for 1995 and $51,470 for 1994)          44,399          51,015
       Total investment securities                      430,105         458,253

Loans                                                 1,160,660       1,140,645
Unearned discount                                        (6,267)         (8,606)
    Loans, net of unearned discount                   1,154,393       1,132,039
Reserve for possible loan losses                        (17,480)        (17,801)
    Loans, net                                        1,136,913       1,114,238

Premises and equipment, net                              40,107          41,784
Accrued income receivable                                20,463          17,425
Other assets                                             27,806          33,628
       Total assets                                  $1,755,778      $1,753,061

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                $  237,410      $  252,420
  Interest-bearing                                    1,274,628       1,224,014
       Total deposits                                 1,512,038       1,476,434

Short-term borrowings                                    47,234          92,764
Other liabilities                                        16,050          14,741
Long-term borrowings                                        155          10,638
       Total liabilities                              1,575,477       1,594,577

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury--9,838,666 shares
    in 1995 and 9,829,362 shares in 1994                  9,839           9,829
Capital surplus                                          39,326          39,439
Retained earnings                                       132,725         120,711
Unrealized holding losses on investment
   securities available-for-sale                         (1,503)        (11,370)
Less treasury stock at cost:
   3,076 shares in 1995 and 4,868 shares in 1994            (86)           (125)
       Total shareholders' equity                       180,301         158,484
       Total liabilities and shareholders' equity    $1,755,778      $1,753,061

See accompanying notes to interim consolidated condensed financial statements.


Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                          Nine Months Ended   Three Months Ended
                                            September 30,        September 30,
                                           1995      1994       1995      1994

INTEREST INCOME
Interest and fees on loans               $75,613   $67,829    $25,800   $23,541
Interest on investment securities:
  Taxable                                 15,753    18,268      5,148     5,948
  Exempt from Federal income tax           1,878     2,490        602       790
Interest on short-term investments         1,598       546        736       173
     Total interest income                94,842    89,133     32,286    30,452

INTEREST EXPENSE
Interest on deposits                      38,057    28,156     13,675     9,639
Interest on short-term borrowings          1,819     2,483        461     1,128
Interest on long-term borrowings             413     1,040          5       233
     Total interest expense               40,289    31,679     14,141    11,000

     Net interest income                  54,553    57,454     18,145    19,452
Provision for possible loan losses         1,575     2,025        525       675

     Net interest income after
     provision for possible loan losses   52,978    55,429     17,620    18,777

NONINTEREST INCOME
Securities gains, net                         17       136         (3)       (1)
Revenues from fiduciary activities         4,647     3,999      1,579     1,309
Service charges on deposit accounts        4,303     4,582      1,442     1,577
Other                                      6,037     5,587      1,865     2,016
     Total noninterest income             15,004    14,304      4,883     4,901

NONINTEREST EXPENSE
Salaries and employee benefits            21,998    23,543      7,418     7,725
Net occupancy                              3,293     3,381      1,111     1,053
Equipment                                  3,475     3,565      1,168     1,265
Other                                     10,515    13,110      2,993     4,488
     Total noninterest expense            39,281    43,599     12,690    14,531

Net income before income taxes            28,701    26,134      9,813     9,147

Income tax expense                        10,195     8,787      3,508     3,121

Net income                               $18,506   $17,347    $ 6,305   $ 6,026

Earnings per common share                $  1.85   $  1.74    $  0.63   $  0.60



See accompanying notes to interim consolidated condensed financial statements.



Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                             Nine Months Ended
                                                                September 30,
                                                               1995      1994

OPERATING ACTIVITIES
 Net income                                                 $ 18,506   $ 17,347
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                               8,397      8,202
   Provision for possible loan losses                          1,575      2,025
   Losses incurred on other real estate owned                      2         84
   Increase in accrued income receivable                      (3,038)    (1,342)
   Gain on sale of loans                                          -        (268)
   Other, net                                                   1,204    (2,029)
   Originations of loans for sale                             (69,099)  (86,876)
   Proceeds from sale of loans                                 66,146    84,743
      Net cash provided by operating activities                23,693    21,886

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                         (72,976) (181,897)
   Held-to-maturity                                                -       (837)
 Proceeds from sales of investment securities
   Available-for-sale                                          51,000    42,283
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                          54,635    78,239
   Held-to-maturity                                             6,238    12,117
 Purchases of premises and equipment                           (2,053)   (4,222)
 Proceeds from sales of premises and equipment                     52        35
 Proceeds from sales of other real estate owned                 1,427     3,979
 Net loans originated                                         (22,600)  (32,047)
 Other, net                                                       -         117
   Net cash provided by (used in) investing activities         15,723   (82,233)

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing deposit accounts         (15,010)  (11,554)
 Net increase (decrease) in savings, NOW and
  money market deposits                                       (32,537)    9,966
 Net increase (decrease) in certificates of deposit            83,151   (21,063)
 Net increase (decrease) in short-term borrowings             (45,530)   75,090
 Principal payments under capital lease obligations              (133)     (120)
 Payments to retire long-term debt                            (10,350)   (6,826)
 Cash dividends paid                                           (6,307)   (5,789)
 Proceeds from exercise of common stock options                   266       434
 Proceeds from dividend reinvestment plan                         377       340
 Purchase of shares for treasury                                 (692)     (175)
      Net cash provided by (used in) financing activities     (26,765)   40,303

Increase (decrease) in cash and cash equivalents               12,651   (20,044)
Cash and cash equivalents at beginning of year                 87,733   105,856
Cash and cash equivalents at end of period                   $100,384  $ 85,812

Supplemental information:
  Income taxes paid                                          $  8,955  $  9,300
  Interest paid                                                38,973    31,697
  Noncash transfers of loans to other real estate               1,303     1,406

See accompanying notes to interim consolidated condensed financial statements.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  September 30, 1995

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

  2.   On  March 2, 1994, the Company acquired Rowe, Henry & Deal,  Inc.
       (RHD), an independent registered securities dealer headquartered in Jacksonville, Illinois. The transaction was an exchange of 13,379 shares of Company common stock for all of the issued and outstanding common stock of RHD. During 1995, this subsidiary's name was changed to FFG Investments Inc. This acquisition was accounted for as a pooling-of-interests; however, prior period financial statements have not been restated due to immateriality.

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

  5. On June 12, 1995, the Company announced the signing of a definitive agreement to acquire Confluence Bancshares Corporation (Confluence) and its wholly owned subsidiary, Duchesne Bank (Duchesne). Duchesne, headquartered in St. Peters, Missouri, also operates a separate branch facility in St. Charles, Missouri. Duchesne had total assets of approximately $82 million at September 30, 1995. The acquisition calls for payment of 500,000 shares of Firstbank common stock in exchange for all the outstanding common stock of Confluence. The Company expects this transaction to be recorded under the pooling-of-interests method of accounting and close in the fourth quarter of 1995.

  6. The Company retired its unsecured term credit facility (credit facility) with a remaining principal balance of $10,350,000 on June 26, 1995. The credit facility, which had an original term of five years, required semiannual principal payments with a final installment due September 30, 1996. The Company obtained the $30,000,000 credit facility on April 25, 1991 to finance the acquisitions of PBM Bancorp, Inc. and Central Banc System, Inc.

  7. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $66,146,000 and $84,743,000 sold during the first nine months of 1995 and 1994, respectively. At September 30, 1995 and December 31, 1994, the Company serviced loans aggregating $317,922,000 and $322,405,000, respectively, which were owned by others.

  Part I.        Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

  General

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

  Consolidated Balance Sheet Analysis

        Total assets at September 30, 1995 were $1,755,778, up $2,717 from $1,753,061 at December 31, 1994. During the first nine months of 1995, the Company has reduced its reliance on short-term and long-term borrowings. Short-term borrowings were reduced $45,530 from $92,764 at December 31, 1994, as a result of an increase in interest-bearing deposits of $50,614. Proceeds from investment securities sales and maturities, net of investment securities purchases, of $38,897 during that period provided the liquidity necessary to fund $22,600 in net loan growth and as discussed in note 6 to the interim consolidated condensed financial statements included herein, the Company also retired the remaining $10,350 in long-term borrowings under a 1991 credit facility.

        Average earning assets, as a percentage of average total assets, increased slightly in the third quarter of 1995 to 92.05% from 91.88% at December 31, 1994. The current loan-to-deposit ratio of 76.35% decreased from the year-end level of 76.67% as interest-bearing deposits replaced short-term borrowings and loans, net of unearned discount, increased $22,354.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of September 30, 1995 and December 31, 1994:

                            September 30,   % of      December 31,   % of
                                1995       total          1994      total


  Commercial, financial
    and agricultural        $  277,683     24.05%     $  265,754    23.48%

  Real estate-construction      45,342      3.93          36,983     3.27
  Real estate-mortgage         615,508     53.32         620,801    54.84

  Installment                  215,860     18.70         208,501    18.41
          Total loans       $1,154,393    100.00%     $1,132,039   100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

        The Company's loan portfolio at September 30, 1995, includes $99,842, or 8.65% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at September 30, 1995, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at September 30, 1995.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at September 30, 1995 was 1.51% of outstanding loans as compared to 1.57% at December 31, 1994. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 143% of the Company's nonperforming loans at September 30, 1995.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                         Nine Months Ended  Twelve Months Ended
                                           September 30,       December 31,
                                               1995                1994

    Average loans outstanding               $1,138,686          $1,100,872

    Reserve at beginning of year            $   17,801          $   17,861
    Provision for possible loan losses           1,575               2,700

    Charge-offs:
    Commercial, financial and
      agricultural loans                         1,065               1,895
    Real estate - mortgage loans                   693               1,169
    Real estate - construction loans                 2                   -
    Installment loans                            1,217                 938
                                                 2,977               4,002
    Recoveries:
    Commercial, financial and
      agricultural loans                           312                 608
    Real estate - mortgage loans                   295                 305
    Real estate - construction loans                29                   -
    Installment loans                              445                 329
                                                 1,081               1,242
    Net charge-offs                              1,896               2,760

    Reserve at end of period                $   17,805          $   17,801

    Net charge-offs to average loans              0.17%               0.25%


        In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on impaired loans to specific customers and industries; reevaluation of each nonperforming loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of past loan loss experience. Any problems or loss exposure estimated in these categories was provided for in the total current period reserve.

         Loan portfolio quality remains management's top priority. Management believes the reserve for possible loan losses remains adequate to absorb losses inherent in the consolidated loan portfolio. Ongoing reviews of the portfolio, coverage ratios, and trends in the reserve and net charge-offs support this belief.

       Nonaccrual, Restructured and Past Due Loans

        Nonperforming loans as a percentage of total loans was 1.06% at September 30, 1995, down slightly from 1.07% at June 30, 1995 and up from .61% at December 31, 1994 . After declining modestly in the first quarter, the Company's level of nonperforming loans increased in the second quarter of 1995 as a result of placing a $5,700 commercial loan relationship on nonaccrual status. While equipment collateral liquidations continue to reduce this amount, settlement of a lawsuit brought by the borrower will ultimately resolve this situation. This nonaccrual relationship is currently responsible for approximately $42 per month in lost interest income.

    Nonperforming loans at September 30, 1995 and December 31, 1994 include the following:

                                             September 30,      December 31,
                                                  1995              1994
        Commercial, financial and
          agricultural                          $ 4,911           $ 1,591
        Real estate - construction                  217               124
        Real estate - mortgage                    5,948             4,477
        Installment                               1,148               767
            Total                               $12,224           $ 6,959

        Nonaccrual loans (1)                    $ 9,501           $ 4,657
        Loans past due 90 days or more (2)        2,347             1,972
        Restructured loans (3)(4)                   376               330
          Total nonperforming loans             $12,224           $ 6,959

        Nonperforming loans to
          total loans                              1.06%              .61%

     (1) It is the policy of the Company to periodically review its loans and to discontinue the accrual of interest on any loan for which full collectibility of principal or interest is doubtful. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.

     (2) Excludes loans accounted for on a nonaccrual basis.

     (3) Restructured loans are classified as such only until such time as the terms are substantially equivalent to terms on which new loans with comparable risks are being made. For purposes of this summary, loans renewed on market terms existing at the date of renewal are not considered restructured loans.

     (4) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments.

       In the normal course of business, the practice is to consider and act upon borrowers' requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request. In general, loans which the Company renews at maturity require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in the economic conditions.

     Potential Problem Loans

        As of September 30, 1995, nine loan relationships with a total principal balance of approximately $2,303 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at September 30, 1995, individually and cumulatively, through various time horizons.

        At December 31, 1994 and September 30, 1995, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

       This traditional method of measuring interest rate risk does not, in management's opinion, adequately assess many of the variables that affect the Company's net interest margin. As a result Firstbank places more emphasis on the use of simulation analysis. Using this technique, the impact of various interest rate scenarios on Firstbank's net interest margin are analyzed and management strategies adjusted to maintain the interest margin within certain tolerance ranges.

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1994, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 1.8% and the net interest margin to expand by 8 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The September 30, 1995 simulation analysis, using the assumptions described above, projected net interest income to decrease by 3.4% and the net interest margin to contract by 15 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 4.2% and the net interest margin projected to expand 19 basis points.

       At the present time, Company management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Company management is also unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

        The Company has approximately 90% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $1,503 and $11,370 at September 30, 1995 and December 31, 1994, respectively, and are reflected as a reduction in the equity section of the balance sheet. The current unrealized loss, which has declined to approximately .4% of the total available-for-sale market value, is an indication that the aggregate yield is very close to current market rates.

  Capital Resources

        The Company believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The Company's consolidated capital levels are a result of its capital policy which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities.

        The Company's September 30, 1995 equity-to-asset and tangible equity-to-asset ratios were 10.27% and 9.48% up from 9.04% and 8.19%, respectively, at the end of 1994. The increase in the equity ratios is attributable to the growth in retained earnings and a reduction of unrealized holding losses on investment securities available-for-sale. The September 30, 1995 equity-to-asset ratio excluding investment security unrealized holding losses is 10.34%.

        At September 30, 1995, the Company and its banking subsidiaries all exceed their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 14.46%, 15.52% and 9.68%, respectively at September 30, 1995. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $18.33 and $16.78, respectively, at September 30, 1995, as compared to $16.13 and $14.48, respectively, at December 31, 1994.

  Consolidated Income Statement Analysis

        Net income for the three months ended September 30, 1995 was $6,305 as compared to net income for the corresponding period of 1994 of $6,026. The improvement in earnings is attributable to the successful efforts to reduce the Company's net noninterest expense through a combination of increased revenues and various cost reduction measures. Earnings per share for the three month period was $.63 as compared to the 1994 amount of $.60, an increase of 5.0%.

        Net income for the nine months ended September 30, 1995 was $18,506 as compared to net income for the corresponding period of 1994 of $17,347. The improvement in the Company's nine month earnings can also be attributable to reduction of net noninterest expense and to the performance of our newest subsidiary, Colonial Bank. Earnings per share for the nine month period was $1.85 as compared to the 1994 amount of $1.74, an increase of 6.3%.

       Net Interest Income

        Net interest income for the first nine months of 1995 was $54,553, or $2,901 below the first nine months of 1994. Net interest income for the third quarter of 1995 was $18,145, or $1,307 below the 1994 quarter. Interest rates have risen on the Company's funding, most notably in the time deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the third quarter was 4.52% versus 4.89% for the same period a year ago as the average cost of time deposits increased from 4.05% to 5.63% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loans Losses

       The provision for possible loan losses of $1,575 and $525 for the first nine months and third quarter of 1995, respectively, represents a decrease from $2,025 and $675 reported in the comparable 1994 periods. Low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain its reduced provision for possible loan losses in 1995.

       Noninterest Income

        Noninterest income for the first nine months of 1995 was up 4.9% as compared to the corresponding period in 1994. Noninterest income in the third quarter of 1995 decreased .4% from last year largely due to gains on loans and loan servicing sold during the third quarter of 1994. Revenues from fiduciary activities, which includes fees for trust and agriculture services, reported increases of 16.2% and 20.6% for the first nine months and third quarter of 1995 as compared to the same periods of 1994. Company-wide activities in this area are coordinated by FFG Trust, Inc., a state-chartered trust company formed during 1994 to expand these services.

        The Company also provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are typically sold into the secondary market without recourse while continuing to service the loans for investors. The Company periodically sells off loan servicing. A sale of approximately $25,000 in mortgage servicing during the second quarter of 1995 resulted in a gain of $270. The sale will result in the reduction of approximately $60 in annual servicing income in the first year following the sale.

       Noninterest Expense

        Noninterest expense declined 9.9% for the first nine months of 1995 compared to the same period of 1994. Similarly, noninterest expense was down 12.7% for the current quarter of 1995 as compared with the third quarter of 1994. Current year expense reductions have resulted from continued emphasis on operational efficiency. The consolidation of operations, including item processing, data processing and retail loan collections, contributed to the expense reduction. The integration of Colonial Bank, acquired in April 1994, into the Company also resulted in significant cost savings.

        On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF). As a result, the Company's banking subsidiaries received refunds, including interest, totaling $927 for the period June 1, 1995 to September 30, 1995. These refunds were recorded during the third quarter of 1995. Additionally, under the new assessment rate schedule established for the BIF, the Company's banking subsidiaries will pay an annual rate of four cents per one hundred dollars in assessable deposits; down from the previous rate of 23 cents per hundred.

       Income Taxes

        Income taxes of $10,195 and $3,508 for the first nine months and current quarter of 1995 exceeded the corresponding 1994 period amounts by 16.0% and 12.4%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the third quarter of 1995 was 35.7% as compared to 34.1% in the same period of 1994.

  EFFECT OF NEW ACCOUNTING STANDARDS

        Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), which amends SFAS 114.

        SFAS 114 (as amended by SFAS 118) defines the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

        SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. The Company continues to apply all payments received on impaired loans to the outstanding balance of the loan until such time as the loan balance is reduced to zero, after which payments are applied to interest income until such time as the forgone interest is recovered, or until such time as an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.

        As of the adoption date of January 1, 1995, the Company had impaired loans in the amount of $4,657 which is represented by the loans on nonaccrual status at December 31, 1994. No specific reserve was allocated to impaired loans at January 1, 1995. The adoption of SFAS 114 and SFAS 118 resulted in no prospective adjustment to the provision for possible loan losses.

        In  May  1995, the FASB issued Statement of Financial Accounting
  Standard  No.  122, "Accounting for Mortgage Servicing  Rights"  (SFAS
  122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. SFAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. SFAS 122 is required to be applied prospectively in fiscal years beginning after December 31, 1995. The Company is currently studying the expected impact of this statement on its financial position.


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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                                   Three Months Ended                 Three Months Ended
                                                   September 30, 1995                 September 30, 1994
                                                         Interest  Average                  Interest Average
                                               Average    Income/   Yield/        Average    Income/  Yield/
                                               Balance    Expense    Rate         Balance    Expense   Rate
ASSETS
Earning assets:
  Loans                                      $1,149,705   $25,857    8.92%      $1,109,373   $23,643   8.46%
  Investment securities:
    Taxable                                     377,513     5,148    5.41          429,673     5,877   5.43
    Nontaxable                                   40,171       812    8.02           57,857     1,174   8.05
  Short-term investments:
    Federal funds sold                           49,571       730    5.84           14,380       168   4.63
    Other short-term investments                    333         6    7.15              434         5   4.57
      Total earning assets                    1,617,293    32,553    7.99        1,611,718    30,867   7.60

Nonearning assets:
  Cash and due from banks                        70,233                             67,551
  Premises and equipment                         40,457                             43,117
  Reserve for possible loan losses              (17,805)                           (18,386)
  Other assets                                   46,799                             46,734
      Total nonearning assets                   139,684                            139,017

      Total assets                           $1,756,977                         $1,750,735

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market accounts     $  601,076   $ 3,902    2.58%      $  659,772   $ 3,772   2.27%
  Time deposits                                 689,119     9,773    5.63          574,838     5,867   4.05
Federal funds purchased and securities
   sold under repurchase agreements              34,568       453    5.20           92,244     1,121   4.82
Other short-term borrowings                       1,056         8    3.01              595         7   4.67
Long-term borrowings                                181         5   10.96           14,460       233   6.39
     Total interest-bearing liabilities       1,326,000    14,141    4.23        1,341,909    11,000   3.25

Noninterest-bearing deposits                    236,922                            237,468
Other liabilities                                17,604                             17,059

Total liabilities                             1,580,526                          1,596,436

SHAREHOLDERS' EQUITY                            176,451                            154,299

Total liabilities and
  shareholders' equity                       $1,756,977                         $1,750,735

Net interest income/net yield
   on earning assets                                      $18,412    4.52%                   $19,867   4.89%


Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED INTEREST RATE GAP ANALYSIS (Unaudited)
(in thousands of dollars)
                                                             September 30, 1995
                                                      Remaining Maturity if Fixed Rate;
                                            Earliest Possible Repricing Interval if Floating Rate



                                           3           Over 3        Over 1
                                        months        months -       year -        Over
                                          or             12            5             5
                                         less          months        years         years         Total
INTEREST-EARNING ASSETS
Loans                                  $ 367,427     $ 262,547     $ 494,209    $  30,210      $1,154,393
Investment securities                     30,702        95,809       277,867       25,727         430,105
Other interest-earning assets             27,325          -             -            -             27,325
Total interest-earning assets          $ 425,454     $ 358,356     $ 772,076    $  55,937      $1,611,823

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets            $ 588,751     $    -        $    -       $    -         $  588,751
C.D.'s over $100,000                      33,881        57,571         6,188         -             97,640
All other time deposits                  136,874       321,938       128,978          447         588,237
Nondeposit interest-bearing
   liabilities                            47,279           110          -            -             47,389
Total interest-bearing liabilities     $ 806,785     $ 379,619     $ 135,166    $     447      $1,322,017


GAP by Period                          $(381,331)    $ (21,263)    $ 636,910    $  55,490      $  289,806

Cumulative GAP                         $(381,331)    $(402,594)    $ 234,316    $ 289,806      $  289,806



NOTE: Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.



                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K:

          None


          A.   Exhibit 11



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


     Firstbank of Illinois Co.

By:   /s/  Chris R. Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     November 14, 1995

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share

                                   Nine Months Ended        Three Months Ended
                                     September 30,             September 30,
                                   1995        1994          1995        1994

Net Income                     $18,506,000  $17,347,000   $6,305,000  $6,026,000


Weighted average common
  shares outstanding             9,833,114    9,817,416    9,833,559   9,826,887

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options        143,420      126,624      152,409     134,861

Weighted average common shares
  and common share equivalents
  outstanding                    9,976,534    9,944,040    9,985,968   9,961,748


Net earnings per common share  $      1.85  $      1.74   $     0.63  $     0.60