Form 10-K
period 1995-12-31
FIRSTBANK OF ILLINOIS CO
filed 1996-03-27
CIK 37093

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1995      Commission File No. 0-8426


                       FIRSTBANK OF ILLINOIS CO.
        (Exact name of registrant as specified in its charter)


        Delaware                                    37-6141253
(State of incorporation)                (IRS Employer Identification Number)

                205 South Fifth, Springfield, IL  62701
         (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code: (217) 753-7543

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       $1 Par Value Common Stock
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes x     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $295,774,000 on January 31, 1996.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 10,336,376 on January 31, 1996.


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III.



                             Page 1 of 61
                       Exhibit Index on page 58



                      Firstbank of Illinois Co.
                              Form 10-K
                                Index




Part I                                                       Page

     Item  1.  Business                                        4
               Overview                                        4
               Market Areas                                    5
               Supervision and Regulation                      5
               Capital Requirements                            6
               Financial Institutions Reform, Recovery
                 and Enforcement Act                           7
               Federal Deposit Insurance Corporation
                 Improvement Act                               8
               Statistical Disclosure                          8
     Item  2.  Properties                                     19
     Item  3.  Legal Proceedings                              19
     Item  4.  Submission of Matters to a Vote
                 of Security Holders                          19

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters              19
     Item  6.  Selected Financial Data                        20
     Item  7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   21
     Item  8.  Financial Statements and Supplemental Data     30
     Item  9.  Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure       55

Part III

     Item 10.  Directors and Executive Officers of the
                 Registrant                                   55
     Item 11.  Executive Compensation                         55
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                        55
     Item 13.  Certain Relationships and Related
                 Transactions                                 55

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                          56
               Signatures                                     57


Exhibits       Form 10-K Exhibit Index                        58

                               PART I


Item 1.  Business

Overview

Firstbank of Illinois Co. (the "Company" or "Firstbank") is a multi-bank holding company incorporated under the laws of Delaware. The Company, with its principal office in Springfield, Illinois, owns all of the outstanding common stock of seven banking institutions which offer depository, investment, loan and trust services at 34 offices throughout central, southwestern and southern Illinois and five banking locations in Missouri.

The following table lists the seven operating bank subsidiaries the Company owns, the locations of its principal offices, the number of banking offices, and the total assets at December 31, 1995.

                                                                  Total
                                                                Assets at
Subsidiary                  Banking                           Dec.  31, 1995
   Bank                     Location             Offices      (in thousands)

Central Bank                Belle Rive, IL          1           $  651,145
                            Benton, IL              1
                            Cobden, IL              1
                            Collinsville, IL        2
                            Dahlgren, IL            1
                            Energy, IL              1
                            Fairview Heights, IL    1
                            Freeburg, IL            1
                            Glen Carbon, IL         1
                            Granite City, IL        2
                            Hecker, IL              1
                            Highland, IL            3
                            Marine, IL              1
                            Marion, IL              1
                            New Athens, IL          1
                            Troy, IL                1

The First National Bank
of Central Illinois         Bloomington, IL         2              575,417
                            Saybrook, IL            1
                            Springfield, IL         5

Colonial Bank               Des Peres, MO           2              175,868
                            Ellisville, MO          1

Elliott State Bank          Jacksonville, IL        4              173,353

First Trust and Savings
Bank of Taylorville         Taylorville, IL         1              129,050

Duchesne Bank               St. Peters, MO          1               83,380
                            St. Charles, MO         1

Farmers and Merchants
Bank of Carlinville         Carlinville, IL         1               60,456

                                                   39           $1,848,669

Firstbank also operates FFG Investments Inc., a full-service broker-dealer acquired March 3, 1994. This Jacksonville, Illinois-based company, which was formerly known as Rowe, Henry & Deal, Inc., has moved its headquarters to Springfield, Illinois but continues to operate a sales office in Jacksonville. FFG Investments Inc., which is a subsidiary of The First National Bank of Central Illinois, has been instrumental in the establishment of thirteen full-service investment centers throughout Firstbank's affiliate bank network.

In July 1994, the Company organized a state-chartered trust company called FFG Trust, Inc. The affiliate bank trust departments, as of January 1, 1995, transferred all their farm management and related agricultural operations and corporate trust activities to FFG Trust, Inc. In addition, the trust company provides operational support to the affiliate bank trust departments.

At December 31, 1995, the Company and its subsidiaries had 927 full-time equivalent employees.


Market Areas

Firstbank's primary market areas are defined as Central Illinois, Southern Illinois and the St. Louis Metro Area. As a result of the diverse local economies within these markets, the Company's performance is not tied to the success of a single industry or company. Following is a brief discussion of each Firstbank market area.

Central Illinois, where the Company's headquarters is located, includes four subsidiary banks: The First National Bank of Central Illinois, Elliott State Bank of Jacksonville, First Trust and Savings Bank of Taylorville and Farmers and Merchants Bank of Carlinville. Each of these institutions contribute a significant market presence within a five county market area. Much of the stability of the local economy is derived from the state government employment and services to that sector, health care, education and insurance services. With some of the most productive farmland in the Midwest, the influence of agriculture is also important to this region.

Southern Illinois, following a merger of Firstbank subsidiaries in 1995, no longer has a separate bank charter. Operated as part of Central Bank, Firstbank has six locations throughout a five county area where farming, coal, timber, oil and tourism have historically provided the major economic influence. The region has also seen both manufacturing and retail companies opening new facilities at an increasing rate and becoming leading employers.

The St. Louis Metro Area includes both the Illinois and Missouri counties surrounding St. Louis. Firstbank currently operates fourteen locations in three Illinois counties and five locations in two St. Louis counties. In addition to the economic influence of a major metropolitan area, this retail-oriented region also enjoys an abundance of small and medium size business, light manufacturing industry, and tourism.


Supervision and Regulation

As a bank holding company, the Company is subject to the Federal Bank Holding Company Act of 1956, as amended (the "Act"), which requires bank holding companies to register with the Federal Reserve Board. The Act requires a bank holding company to obtain the prior approval of the Federal Reserve
Board before acquiring substantially all the assets of any bank or acquiring ownership or control, direct or indirect, of more than 5% of the voting shares of a bank. Effective September 29, 1995, a bank holding company may acquire, upon obtaining approval from the Federal Reserve Board, a bank located in a state other than its home state without regard to whether such transaction is prohibited under the laws of that state. Prior to that time, a bank holding company could not acquire more than 5% of the voting shares of a bank located outside the state in which the operations of such bank holding company's banking subsidiaries were principally conducted unless such acquisition was specifically authorized by the statutes of the state in which the bank to be acquired was located. Furthermore, the Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing or controlling banks or furnishing services to its subsidiaries, except that a bank holding company may, directly or through subsidiaries, engage in certain businesses found by the Federal Reserve Board to be "so closely related to banking as to be a proper incident thereto."

Under the Act and regulations adopted by the Federal Reserve Board, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. The Act limits the amount of a bank's loans to, or investments in, an affiliate and the amount of advances to third parties collateralized by securities of an affiliate.

Various restrictions under Federal and state law regulate the operations of banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, and restricting investments and other activities. National banks are subject to regulation and examination by the Office of the Comptroller of the Currency. Banks organized under Illinois law are subject to regulation and examination by the Illinois Commissioner of Banks and Trust Companies, and certain member banks are subject to regulation by the Federal Reserve Board. Banks organized under the laws of Missouri are subject to regulation and examination by the Missouri Division of Finance. Both national and state banks are subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of both national and state banks are insured by the FDIC.


Capital Requirements

The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in
unconsolidated subsidiaries.   Total Capital consists of, in addition to
Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 Capital component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on- and off-balance sheet exposures. As of December 31, 1995, the minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.

In addition, a minimum leverage ratio of 3% Tier 1 Capital to average total assets (net of goodwill) will be applied. The Federal Reserve Board stated that the above capital ratios are the minimum requirements for the most highly rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.

As of December 31, 1995, the Company and each of its subsidiaries are in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with final risk-based capital guidelines. The Company's Tier 1 Capital, Total Capital and Leverage Ratios were 15.18%, 14.12% and 9.77%, respectively, at December 31, 1995. Comparable ratios at December 31, 1994 were 13.37%, 14.44% and 8.83%, respectively.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act (discussed below), insured depository institutions such as the Company's subsidiary banks were classified into one of five capital zones based on the institution's capital levels.

                                       Minimum Capital Ratios
                                     Total     Tier 1    Tier 1
                                   Risk-BasedRisk-Based Leverage
                                     Ratio     Ratio     Ratio

Well capitalized                     10%        6%         5%
Adequately capitalized                 8         4          4
Undercapitalized                     < 8       < 4        < 4
Significantly undercapitalized       < 6       < 3        < 3
Critically undercapitalized            *         *          *

* A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less.


The capital levels maintained by an insured depository institution are used in determining the institution's ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, charter amendments, material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At December 31, 1995, all of the Company's subsidiary banks were considered "well capitalized".


Financial Institutions Reform, Recovery and Enforcement Act

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was principally designed to deal with the financial crisis involving the thrift industry and the Federal Savings and Loan Insurance Corporation. FIRREA contains many provisions which affect banks and bank holding companies.

FIRREA includes substantial increases in the enforcement powers available to regulators. The FDIC's enforcement powers are expanded to all "institution-affiliated" parties, including shareholders, directors, officers, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties up to $5,000 per day for violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if a pattern of misconduct likely to cause more than a minimal loss is involved or if the party has obtained a pecuniary gain. Finally, a civil penalty of up to $1 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit to the party. Criminal penalties are increased for certain violations to $1 million per day, plus imprisonment for up to five years. For certain violations, a sentencing court may also order civil forfeiture of any property or proceeds obtained as a result of the violation.

FIRREA expands the power of bank holding companies by permitting them to acquire any savings institution, including healthy as well as troubled institutions, and prohibits the Federal Reserve Board from imposing any tandem restrictions on transactions between the savings institution and its holding company affiliates (other than those required by Sections 23A
and 23B of the Act and by other applicable laws.)   FIRREA does not impose
any geographic restrictions on such acquisitions, and a number of savings institutions have been acquired by bank holding companies as a result of these provisions.

FIRREA also provides that, in the event of the default of an insured depository institution, any loss incurred or reasonably anticipated to be incurred by the FDIC may be recovered from other insured depository institutions under common control with the defaulting institution. These provisions could make each of the Company's subsidiary banks liable for the default of any other of the Company's subsidiary banks. However, the FDIC may waive this liability, and must in any event assert the liability before the end of a two-year period beginning on the date the FDIC incurs the loss. At the present time, the Company believes that it and its subsidiary banks are adequately capitalized against the possibility of such losses. See the "Capital Requirements" section.


Federal Deposit Insurance Corporation Improvement Act

In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. In general, FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury Department in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions and to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions and the ability to require independent audits for banks and thrifts; and (vii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury Department and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio. In addition, FDICIA removed the previous limit that restricted the FDIC to only two increases in deposit insurance premiums each year; therefore, the FDIC may adopt an increase at any time.

FDICIA required applicable banking regulators to adopt regulations for implementing many provisions of FDICIA. FDICIA provided a framework for these regulations, and many of the substantive provisions affecting financial institutions are now contained in the regulations. The regulations as adopted are not expected to have a material adverse effect on the Company's operations or consolidated financial position.

Future legislative proposals, possibly including substantial restructuring and modernization offinancial institution regulation, could, if implemented, have a dramatic effect on both the costs of doing business and the competitive factors facing the banking industry. The precise terms or timing of any legislative or regulatory proposals that might be adopted cannot be predicted by the Company. Therefore, the Company is unable to determine as of this date what effect, if any, such proposals would have on its financial condition or operations.


Statistical Disclosure

Part of the required statistical disclosure is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K. The page reference to the "Financial Review" section or the information itself is hereinafter included, as applicable.

Distribution of Assets, Liabilities and Shareholders' Equity; and Interest
Rates - Guide 3 - Item I, A and B

The following table shows the condensed average balance sheets for the years reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets.  Also shown is the average yield/rate on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the years reported.
                                                                    Years Ended December 31,
                                            1995                               1994                             1993
                                      Percent  Interest Average          Percent  Interest Average        Percent  Interest Average
                             Average  of Total Income/  Yield/  Average  of Total Income/  Yield/ Average of Total Income/  Yield/
                             Balance  Assets   Expense  Rate    Balance  Assets   Expense  Rate   Balance Assets   Expense  Rate
                                                            (in thousands of dollars)
ASSETS
Earning assets:
 Loans (1)(2)(3)            $1,197,959  65.80% $107,819 9.00% $1,141,790  63.03% $ 96,140 8.42% $1,094,813  62.43% $ 95,525 8.73%
 Investment securities:
  Taxable                      397,261  21.83    21,876 5.51     443,443  24.48    24,364 5.49     364,019  20.76    22,377 6.15
  Nontaxable (3)                43,650   2.40     3,569 8.18      59,057   3.26     4,582 7.76      83,391   4.75     6,416 7.69
 Short-term investments:
  Federal funds sold            39,237   2.16     2,334 5.95      19,441   1.07       768 3.95      62,992   3.59     1,802 2.86
  Other short term
    investments                    519   0.03        34 6.55         673   0.04        38  5.65         76   0.00         3 3.95
    Total earning assets     1,678,626  92.22   135,632 8.08   1,664,404  91.88   125,892  7.56  1,605,291  91.53   126,123 7.86

Nonearning assets:
 Cash and due from banks        69,351   3.81                     73,687   4.07                     71,687  4 .09
 Reserve for possible
  loan losses                  (18,396) (1.01)                   (18,761) (1.04)                   (16,581) (0.95)
 Premises and equipment         42,715   2.35                     44,863   2.48                     42,932   2.45
 Other assets                   47,912   2.63                     47,310   2.61                     50,461   2.88
   Total nonearning
    assets                     141,582   7.78                    147,099   8.12                    148,499   8.47
     Total assets           $1,820,208 100.00%                $1,811,503 100.00%                $1,753,790 100.00%

LIABILITIES
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings, NOW and money
    market accounts         $  617,170  33.91% $ 15,999 2.59% $  670,154  36.99% $ 15,278 2.28% $  645,805  36.82% $ 15,732 2.44%
  Time deposits                718,316  39.46    38,755 5.40     614,956  33.95    24,827 4.04     641,002  36.55    26,557 4.14
 Federal funds purchased and
   securities sold under
   repurchase agreements        40,833   2.24     2,248 5.51      82,321   4.54     3,629 4.41      37,175   2.12     1,168 3.14
 Other short-term borrowings     1,394   0.08        68 4.88       1,062   0.06        36 3.39         874   0.05        25 2.86
 Long-term borrowings            5,192   0.29       416 8.01      16,992   0.94     1,287 7.57      25,366   1.45     1,924 7.58
   Total interest-bearing
     liabilities             1,382,905  75.98    57,486 4.16   1,385,485  76.48    45,057 3.25   1,350,222  76.99    45,406 3.36
Noninterest-bearing deposits   242,657  13.33                    248,389  13.71                    234,425  13.37
Other liabilities               16,782   0.92                     17,263   0.96                     16,671   0.95
     Total liabilities       1,642,344  90.23                  1,651,137  91.15                  1,601,318  91.31
SHAREHOLDERS' EQUITY           177,864   9.77                    160,366   8.85                    152,472   8.69
 Total liabilities and
  shareholders' equity      $1,820,208 100.00%                $1,811,503 100.00%                $1,753,790 100.00%
 Net interest income/net
  yield on earning assets                      $ 78,146 4.66%                    $ 80,835 4.86%                    $ 80,717 5.03%

(1) Interest includes loan fees, recorded and amortized as discussed in
    Note 1 to the Company's consolidated financial statements.
(2) Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.
(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 35%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
                                  PAGE 9

Interest Differential - Guide 3 - Item I , C

The following table sets forth, on a tax-equivalent basis for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates:
                                            Amount of Increase (Decrease)
                                   Change From 1994              Change From 1993
                                    to 1995 Due to                to 1994 Due to
                                   Volume    Yield/              Volume    Yield/
                                    (1)     Rate (2)   Total      (1)     Rate (2)   Total
                                                  (in thousands of dollars)
Interest income:
Loans                              $ 4,866  $ 6,813    $11,679   $ 4,051  $ (3,436)  $   615

Investment securities:
 Taxable                            (2,575)      87     (2,488)    4,553    (2,566)    1,987
 Nontaxable                         (1,250)     237     (1,013)   (1,892)       58    (1,834)
  Total investment securities       (3,825)     324     (3,501)    2,661    (2,508)      153

Federal funds sold                   1,046      520      1,566    (1,552)      518    (1,034)
Other short-term securities            (10)        6        (4)       33         2        35
 Total interest income               2,077     7,663     9,740     5,193    (5,424)     (231)

Interest expense:
Deposits:
 Savings and NOW accounts           (1,263)    1,984       721       589    (1,043)     (454)
 Time deposits                       4,638     9,290    13,928    (1,085)     (645)   (1,730)
   Total deposits                    3,375    11,274    14,649      (496)   (1,688)   (2,184)
Federal funds purchased and securities
 sold under repurchase agreements   (2,135)      754    (1,381)    1,846       615     2,461
Other short-term borrowings             13        19        32         6         5        11
Long-term borrowings                  (942)       71      (871)     (634)       (3)     (637)
 Total interest expense                311    12,118    12,429       722    (1,071)     (349)

Net interest income                $ 1,766   $(4,455) $ (2,689)  $ 4,471   $(4,353)  $   118

(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest yields are presented on a tax-equivalent basis.

Investment Portfolio - Guide 3 - Item II A, B, and C

The amortized cost and market value of debt securities classified as available-for-sale at December 31, 1995 and 1994 are summarized as follows:

                                          1995                    1994
                                   Amortized   Market    Amortized   Market
Available-for-sale                   Cost      Value       Cost      Value
U.S. Government and
  U.S. agencies and corporations   $400,939    $400,403  $425,549    $408,070
Other                                11,888      11,896     4,426       4,369
                                   $412,827    $412,299  $429,975    $412,439

The amortized cost and market value of debt securities classified as held-to-maturity at December 31, 1995, 1994 and 1993 are summarized as follows:

                          1995               1994                1993
                    Amortized Market   Amortized Market    Amortized  Market
                      Cost    Value      Cost    Value       Cost     Value
Held-to-maturity                   (in thousands of dollars)
U.S. Government
 and U.S. agencies
 and corporations   $     -   $     -  $  2,250  $  2,140  $346,744  $351,257
State and political
 subdivisions        44,620    46,156    52,753    53,137    70,210    73,227
Other                     -         -       775       752    26,092    26,466
                    $44,620   $46,156  $ 55,778  $ 56,029  $443,046  $450,950

The following table summarizes investment portfolio maturity and yield information at December 31, 1995 (dollars in thousands):

                                                          Weighted
                                                        Average Tax-
                                        Amortized        Equivalent
                                          Cost             Yield
Available-for-sale
U.S. Government and U.S.
 agencies and corporations:
     0 to 1 year                        $191,878           5.37%
     1 to 5 years                        194,344           5.23
     5 to 10 years                         3,742           7.44
     Over 10 years                        10,975           7.15
      Total                             $400,939           5.36

Other securities:
     0 to 1 year                        $    711           6.65%
     1 to 5 years                          5,488           7.00
     5 to 10 years                         3,616           9.54
     Over 10 years                         1,031           6.77
     No stated maturity                    1,042           2.22
      Total                             $ 11,888           7.74

Held-to-maturity
State and political subdivisions:
     0 to 1 year                        $  8,578           6.97%
     1 to 5 years                         18,098           7.44
     5 to 10 years                        14,464           6.73
     Over 10 years                         3,480           6.55
      Total                             $ 44,620           7.05

Available-for-sale and
  held-to-maturity combined:
     0 to 1 year                        $201,167           5.44%
     1 to 5 years                        217,930           5.46
     5 to 10 years                        21,822           7.32
     Over 10 years                        15,486           6.99
     No stated maturity                    1,042           2.22
      Total                             $457,447           5.58




NOTE: While yields by range of maturity are routinely provided by the Company's accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 35%, the adjustment amounted to approximately $975,000, appropriately adjusted by the disallowance of interest cost to carry nontaxable securities.

      The investment securities portfolio at December 31, 1995 contained no securities of any issuer with an aggregate book or market value in excess of 10% of the Company's shareholders' equity, excluding those issued by the U.S. Government, or its agencies or corporations.

Loan Portfolio - Guide 3 - Item III, A and B

Types of Loans:

The following table displays the composition of the loan portfolio at the end of the last five years.

                                           December 31,
                          1995      1994       1993       1992       1991
                            (in thousands of dollars)

Commercial, financial
 and agricultural    $  280,347 $  274,029 $  288,959 $  305,963 $  323,032

Real estate:
 Construction            56,961     46,028     48,236     40,798     43,403
 Mortgage               663,508    647,806    602,100    551,929    566,049

Installment             241,561    219,316    202,697    188,978    205,956
                     $1,242,377 $1,187,179 $1,141,992 $1,087,668 $1,138,440


Commercial, financial and agricultural:

This category consists of 78% commercial and financial loans and 22% agricultural production loans at December 31, 1995. More than half of the Company's loans of this nature are in the Central Illinois region.

 Commercial lending includes operating, equipment, inventory and accounts receivable financing to small and medium size businesses in the Company's market area. While collateral value is an important element of the underwriting process, cash flow analysis and debt service capacity are considered the most critical factors.

 Agricultural production loans included here are agribusiness loans made for purposes other than the acquisition of real estate. Livestock and equipment loans are typically collateralized by such assets while seed and fertilizer loans are secured by growing crops or stored grain. Lending officers work closely with their agricultural borrowers in preparing and analyzing cash flow information used in the underwriting process.


Real estate construction:

This type of lending is an extension of the Company's real estate lending activities. The majority of these loans are made on construction projects where a permanent financing commitment is already in place, not speculative construction projects. Loan disbursements are typically based on actual material and labor costs incurred and the loans collateralized by the construction project itself.


Real estate mortgage:

The real estate collateral in this category is approximately 61% residential, 34% commercial and 5% agricultural at December 31, 1995. Long-term fixed rate mortgage loans are not retained in the Company's loan portfolio but, rather, are sold into the secondary market.

 Loans secured by residential mortgages are predominantly to finance single-family owner-occupied properties in the Company's market area. Loan to value percentage requirements for collateral are based on the lower of purchase price or appraisal and are normally limited to 80%. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 85%.
                                  PAGE 12

 Loans secured by commercial real estate property include those used to finance the acquisition or improvement of such properties and those operating lines which have been collateralized by such property. Debt service coverage of at least 1.20:1 based on historical income and expense information is generally required for the extension of credit. Independent appraisals are normally required which support a loan to value percentage of 70% or less.

 Loans secured by farm real estate, while collateralized by that real estate, are typically underwritten using the same factors as those considered when making agriculture production loans discussed above. Loan to value percentages are generally limited to 70% on tillable farmland to be used for agricultural purposes. The borrower's net worth, liquidity, leverage, profitability, cash flow and debt service capacity are also considered in the underwriting process.


Installment:

This category includes a variety of consumer loans. The portfolio is, however, dominated by the Company's new and used automobile and truck financing activities. These loans are underwritten directly at the subsidiary banks and indirectly through an established dealer network throughout Firstbank's market area. Creditworthiness, repayment ability and employment/income stability are the primary underwriting considerations.


Maturities and Interest Rate Sensitivity:

The following tables summarize maturity and yield information for the commercial, financial and agricultural and real estate construction portions of the loan portfolio as of December 31, 1995:

                                              Over One
                                              Through    Over
                                 One Year      Five      Five
                                 or less       Years     Years      Total
                                  (in thousands of dollars)

Commercial, financial
 and agricultural                $204,702     $ 72,689   $  2,956   $280,347
 Real estate construction          48,218        8,465        278     56,961
                                 $252,920     $ 81,154$     3,234   $337,308




                                               Fixed     Floating
                                               Rate       Rate      Total
                                                (in thousands of dollars)

Due after one but within five years           $ 79,534   $  1,620   $ 81,154
Due after five years                              3,234         -      3,234
                                              $ 82,768$     1,620   $ 84,388

Loan Portfolio - Guide 3 - Item III, C and D

Risk Elements Involved in Lending Activities:

The following table details the nonperforming loan information at the end of the last five years.
                                                  December 31,
                                    1995     1994     1993     1992     1991
                                           (in thousands of dollars)

Nonaccrual (1) (2)               $ 8,261  $ 4,775  $ 8,521  $14,959  $13,162
Accruing loans past due
 90 days or more (3)               2,392    2,028    2,015    2,065    4,178
Restructured loans (2) (4) (5)       346      330      383      636    1,284
                                 $10,999  $ 7,133  $10,919  $17,660  $18,624


(1) It is the policy of the Company to periodically review its loans and to discontinue the accrual of interest on any loan on which full collectibility of principal or interest is doubtful. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.

(2) The interest income (in thousands) which would have been recovered under original terms of nonaccrual and restructured loans in 1995, 1994, 1993, 1992 and 1991 was approximately $924; $561; $859; $1,640 and
     $1,545, respectively, and interest income actually recorded on such loans was approximately $263; $288; $227; $704 and $289, respectively.

(3)  Excludes loans accounted for on a nonaccrual basis.

(4) Restructured loans are classified as such only until such time as the terms are substantially equivalent to terms on which new loans with comparable risks are being made. For purposes of this summary, loans renewed on market terms existing at the date of renewal are not considered restructured loans.

(5) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments.


Nonperforming loans at December 31, 1995 and 1994 by type of loan are as follows (in thousands):

                                    December 31,
                                  1995        1994
Commercial, financial and
  agricultural                 $ 3,273      $1,826
Real estate - construction         327         124
Real estate - mortgage           6,431       4,477
Installment                        968         706
     Total                     $10,999      $7,133


In the normal course of business, the practice is to consider and act upon borrowers' requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request. In general, loans which the Company renews at maturity require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in the economic conditions.
                                  PAGE 14

Potential Problem Loans:

As of December 31, 1995, eleven loans with a total principal balance of approximately $3,127,000 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

Potential problem loans at December 31, 1995 and 1994 by type of loan are as follows (in thousands):


                                    December 31,
                                  1995        1994
Commercial, financial and
  agricultural                  $2,281      $7,667
Real estate - mortgage             846       1,790
     Total                      $3,127      $9,457



Foreign Outstandings:

The Company had no loans to any foreign countries on any of the dates specified in the tables.


Loan Concentrations:

The Company's loan portfolio includes $99,552,000 or 8.0% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. More importantly, lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing realistic cash flow information used in the lending decision.

Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.


Other Interest-Bearing Assets:

The Company held no other interest-bearing assets which were considered to be risk-element assets at any of the dates specified in the tables.

Summary of Loan Loss Experience - Guide 3 - Item IV

The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and other changes:
                                          1995         1994         1993         1992         1991
                               (in thousands of dollars)
Average  loans  outstanding            $1,197,959   $1,141,790   $1,094,813   $1,081,793   $1,016,040

Reserve  at  beginning  of year        $   18,360   $   18,252   $   16,538   $   14,583   $   11,638
Balance of purchased subsidiary banks           -            -            -            -        2,636
Provision for possible loan losses          2,313        2,942        5,535        6,014        4,919
Charge-offs:
Commercial, financial and
 agricultural loans                         1,352        1,941        2,100        2,894        2,337
Real estate-mortgage loans                    924        1,199        1,662          621          849
Real estate-construction loans                  -            -            -           70          968
Installment loans                           1,831          944        1,090        1,730        1,343
                                            4,107        4,084        4,852        5,315        5,497
Recoveries:
Commercial, financial and
 agricultural loans                           439          616          449          521          426
Real estate-mortgage loans                    507          305          267          261          139
Real estate-construction loans                  -            -            -          141           13
Installment loans                             535          329          315          333          309
                                            1,481        1,250        1,031        1,256          887
Net charge-offs                             2,626        2,834        3,821        4,059        4,610

Reserve at end of year                 $   18,047   $   18,360   $   18,252   $   16,538   $   14,583

Net charge-offs to average loans             0.22%        0.25%        0.35%        0.38%        0.45%

In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on loans to specific customers and industries, including a formal internal loan review function; reevaluation of each nonperforming loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of past loan loss experience. Any problems or loss exposure estimated in these categories was provided for in the total current period reserve.

Reserve Allocation

Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future.  The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.  Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the table below.
                                  1995                 1994                 1993                 1992                1991
                                     Categories           Categories           Categories           Categories          Categories
                                        % of                 % of                 % of                 % of                % of
                                        Total                Total                Total                Total               Total
                            Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans    Amount     Loans
                                                          (in thousands of dollars)
Reserve allocation:
 Commercial, financial
  and agricultural loans    $ 1,652    22.57%    $ 1,876    23.08%    $ 2,700    25.30%    $  2,773   28.13%    $ 1,970    28.38%
 Real estate:
  Construction                  335     4.58         424     3.88         508     4.22          408    3.75         313     3.81
  Mortgage                    3,909    53.41       3,860    54.57       5,264    52.73        4,783   50.75       3,478    49.72
 Installment                  1,423    19.44       1,374    18.47       1,833    17.75        1,682   17.37       1,272    18.09
 Unallocated                 10,728        -      10,826        -       7,947        -        6,892       -       7,550        -
                            $18,047   100.00%    $18,360   100.00%    $18,252   100.00%     $16,538  100.00%    $14,583   100.00%

Percentage of reserve to net
 loans at end of year                   1.46%                1.56%                1.62%                1.54%                1.30%

Allocations estimated for the loan categories do not specifically represent that loan charge-offs of that magnitude will be experienced in each of the respective categories. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed either by the portion of the reserve attributable to other categories or by an unallocated portion of the reserve. The risk factors considered when determining the overall level of the reserve are the same when estimating the allocation by major category, as specified in the reserve summary.

The amount of anticipated net charge-offs during the next full year is not expected to vary significantly from the levels reported in 1995. This level of anticipated charge-offs for 1995 reflects the Company's belief that the economy in the Company's markets will remain stable or improve in 1996 and that a majority of the current loan portfolio problems have already been charged-off.


Deposits - Guide 3 - Item V - A, B and C

The following table shows for each type of deposit, the average daily amount and the average rate paid on each type of deposit for the years ended December 31, 1995, 1994 and 1993:

                                      Years Ended December 31,
                                1995               1994               1993
                          Average Average    Average Average    Average Average
                          Balance  Rate      Balance  Rate      Balance   Rate
                                       (in thousands of dollars)
Noninterest-bearing
 demand deposits       $  242,657     -%  $  248,389     -%  $  234,425      -%
Interest-bearing
 demand deposits          415,784  2.67      452,081  2.26      433,555   2.41
Savings deposits          201,386  2.42      218,073  2.32      212,250   2.49
Time deposits of $100
 or more                  105,954  5.76       80,211  4.20       68,498   4.85
All other time deposits   612,362  5.33      534,745  4.01      572,504   4.06
                       $1,578,143  3.47   $1,533,499  2.62   $1,521,232   2.78



The following table shows the maturity of time deposits of $100,000 or more at December 31, 1995:

                                 Time         Other
                            Certificates      Time
  Maturity                   of Deposit     Deposits    Total
                               (in thousands of dollars)

Three months or less          $ 43,215       $1,180   $ 44,395
Three to six months             33,577        1,453     35,030
Six to twelve months            42,861          853     43,714
Over twelve months              12,935        1,046     13,981
                              $132,588       $4,532   $137,120

Return on Equity and Assets - Guide 3 - Item VI

The following ratios are among those commonly used in analyzing bank holding companies. A discussion of the factors affecting these ratios is located under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              As of and for the Years Ended December 31,
                                     1995     1994     1993     1992     1991

Percentage of net income to:
   Average total assets             1.41%    1.33%    1.11%    0.95%    0.88%
   Average shareholders' equity    14.47    14.99    12.78    12.38    11.71
Percentage of common dividends
 declared to net income
 per common share                  35.77    34.78    38.50    38.79    40.97
Percentage of average shareholders'
  equity to average total assets    9.77     8.85     8.69     7.70     7.50


Short-Term Borrowings - Guide 3 - Item VII

The following table shows the distribution of short-term borrowings and the weighted average interest rates thereon at the end of the years 1995, 1994 and 1993.
                                            1995          1994        1993
                                               (in thousands of dollars)
Federal funds purchased and securities
  sold under agreements to repurchase:

     Balance at end of year               $ 34,991     $ 84,552     $37,584

     Weighted average interest rate
        at end of year                        4.69%        5.73%       2.92%

     Maximum amount outstanding at
      any month-end during year           $110,797     $120,131     $48,454

     Average amount outstanding
      during year                           40,833       82,321      37,175

     Weighted average interest rate
         during year                          5.51%        4.41%       3.14%



Total short-term borrowings:

     Balance at end of year               $ 35,388     $ 92,764     $38,871

     Weighted average interest rate
        at end of year                        4.70%        5.74%       2.89%

     Maximum amount outstanding at
      any month-end during year           $114,690     $121,677     $49,703

     Average amount outstanding
      during year                           42,227       83,383      38,049

     Weighted average interest rate
         during year                          5.48%        4.40%       3.14%

Item 2. Properties

During 1995, the Company's corporate offices occupied approximately 7,000 square feet of space on the ninth floor of the bank building owned by one of its subsidiaries, The First National Bank of Central Illinois, located in downtown Springfield, Illinois. The lease term is one year with the option to renew annually. The Company's bank subsidiaries currently own 35 and lease 4 of the banking offices in which they operate.


Item 3. Legal Proceedings

Various legal claims have arisen during the normal course of business which, in the opinion of management after discussion with legal counsel, will not result in any material liability to the Company.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.


Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters

COMMON STOCK MARKET PRICES AND DIVIDENDS
                                            Cash
                                         Dividends
1995                    High      Low     Declared

1st Quarter            $27.00    $25.50     $.22
2nd Quarter             27.75     26.75      .22
3rd Quarter             28.75     27.00      .22
4th Quarter             31.50     28.00      .22

                                            Cash
                                         Dividends
1994                    High      Low     Declared

1st Quarter            $24.33    $22.67     $.20
2nd Quarter             25.83     22.83      .20
3rd Quarter             25.83     25.00      .20
4th Quarter             25.83     22.67      .20


Firstbank common stock is traded in the over-the-counter market. The accompanying table represents the range of high and low prices for the Company's common stock during 1995 and 1994 as quoted by NASDAQ National Market System. These quotations reflect inter-dealer prices or bids, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The prices above have been adjusted to reflect a three-for-two stock split effective April 1, 1995. As of December 31, 1995, common stock was held by 2,188 shareholders of record. A listing of Firstbank's primary market makers follows:

NASDAQ MARKET MAKERS
Robert W. Baird & Co., Inc.             Howe, Barnes & Johnson, Inc.
Bear, Stearns & Co., Inc.               Keefe, Bruyette & Woods, Inc.
The Chicago Corporation                 M. A. Schapiro & Co., Inc.
Cleary Gull Reiland & McDevitt, Inc.    Stifel, Nicolaus & Co.
Herzog, Heine, Geduld, Inc.

Item 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial information of Firstbank and is qualified in its entirety by reference to the detailed information and consolidated financial statements of the Company included in Item 8.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                      As of and for the Years Ended December 31,
                                1995        1994         1993        1992        1991
                                    (dollars in thousands, except per share data)
Balance Sheet Items
 Investment securities        $  456,919  $  468,217  $  443,046  $  527,025  $  488,368
 Loans, net of unearned
  discount                     1,236,798   1,178,550   1,129,894   1,074,667   1,121,926
 Reserve for possible
  loan losses                     18,047      18,360      18,252      16,538      14,583
 Total assets                  1,863,294   1,816,902   1,758,902   1,797,221   1,823,836
 Total deposits                1,618,269   1,534,990   1,523,700   1,565,494   1,612,223
 Long-term borrowings                108      10,638      21,377     27,111       31,585
 Shareholders' equity            190,981     163,311     157,925    143,926      131,892

Results of Operations
 Interest income              $  134,401  $  124,254  $  124,010  $  139,696  $  145,288
 Interest expense                 57,486      45,057      45,406      62,407      79,849
 Net interest income              76,915      79,197      78,604      77,289      65,439
 Provision for possible
  loan losses                      2,313       2,942       5,535       6,014       4,919
 Net income before cumulative
  effect of change in
  accounting principle            25,742      24,034      19,099      17,094      14,454
 Cumulative effect of change
  in accounting principle              -           -         386           -           -
 Net income                       25,742      24,034      19,485      17,094      14,454


Per Share Data
 Net income before cumulative
  effect of change in
  accounting principle        $     2.46  $     2.30  $     1.84  $     1.65  $     1.44
 Cumulative effect of change
  in accounting principle              -           -         .03           -           -
 Net income                         2.46        2.30        1.87        1.65        1.44
 Cash dividends declared            0.88        0.80        0.72        0.64        0.59
 Book value                        18.47       15.82       15.37       14.09       12.99
 Tangible book value               17.02       14.25       13.64       12.19       10.94

Other Information
 Return on average assets           1.41%       1.33%       1.11%       0.95%       0.88%
 Return on average equity          14.47       14.99       12.78       12.38       11.71
 Net interest margin
    (tax-equivalent)                4.66        4.86        5.03        4.83        4.41
 Shareholders' equity to
    assets                         10.25        8.99        8.98        8.01        7.23
 Primary capital to assets         11.11        9.90        9.91        8.85        7.97
 Tangible equity to assets          9.52        8.17        8.05        7.00        6.16

Stock Price Information
 Market value:
   Period end                  $   30.87    $  25.83   $   24.17   $   25.25   $   19.00
   High                            31.50       25.83       26.17       25.33       20.00
   Low                             25.50       22.67       23.33       18.50       11.50

                                  PAGE 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW   (dollars in thousands, except per share data and as
                   otherwise noted)

Introduction

Firstbank provides banking, trust and other financial services through its operating subsidiaries in Illinois and Missouri. The following discussion and related financial information is presented to aid in the understanding of Firstbank's current financial position and recent results of operations. This analysis provides a more comprehensive review than the consolidated financial statements alone, but should be read in conjunction with those statements, which are presented elsewhere in this report.

Firstbank's recent acquisition activity is important to consider when reviewing the financial information included in this annual report. In January 1993 Firstbank completed its acquisition of First Highland Corp. ("Highland") and its wholly owned subsidiary, The First National Bank of Highland. In April 1994 the Company acquired Colonial Bancshares, Inc. ("Colonial") and its wholly owned subsidiary, Colonial Bank. In November 1995 Firstbank completed its acquisition of Confluence Bancshares Corporation and its wholly owned subsidiary, Duchesne Bank ("Duchesne"). Each of these transactions has been accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented in Firstbank's consolidated financial statements has been restated to include the historical results of these companies prior to their merger with Firstbank.

Also in connection with these mergers, certain nonrecurring charges were recorded which had a negative effect on Firstbank's restated earnings in the fourth quarter of 1993. These nonrecurring charges are important to consider when reviewing the provision for possible loan losses and noninterest expenses in this report.


INCOME STATEMENT ANALYSIS

Summary

Firstbank's net income for 1995 was $25,742, an increase of 7.1% over the restated net income of $24,034 in 1994. On a per share basis, earnings for 1995 were $2.46, up 7.0% from $2.30 in 1994. This followed an increase of 23.3% in net income and a 23.0% increase in corresponding earnings per share amounts for 1994 as compared to 1993.

Net income for 1993 included the cumulative effect of a change in accounting principle as the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The one-time gain associated with this accounting change was $386, or $.03 on a per share basis.

Earnings for 1995 represented a return on average assets of 1.41% and a return on average equity of 14.47%. This compares to a 1.33% and 1.11% return on average assets and a 14.99% and 12.78% return on average equity as restated for 1994 and 1993, respectively.


Net Interest Income

The largest source of Firstbank's income is net interest income. Net interest income is the spread between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits and funds borrowed. Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income are frequently measured by the net interest margin. The net interest margin is expressed as net interest income divided by average earning assets and reported on a tax-equivalent basis.

The Company's net interest income in 1995 was $76,915, a decrease of 2.9% from $79,197 in 1994 and 2.1% from the $78,604 in 1993. The tax-equivalent net interest margin was 4.66% for 1995 as compared to 4.86% and 5.03% for the years of 1994 and 1993, respectively. The interest rate environment within which financial institutions have operated during the last three years has caused compression in the interest margins of Firstbank and the industry as a whole.
                                  PAGE 21

Average earnings assets increased in 1995 by $14,222, or 0.9%, to $1,678,626. This slight increase is comprised primarily of higher loan volumes funded by core deposit growth and investment security maturities during 1995. While only a slight increase in total, the average earning asset mix shifted from investment securities to loans during 1995. Average loans increased $56,159 while average investments declined $61,589 in 1995 as compared to 1994. Similarly, interest-bearing liabilities remained flat overall but funding shifted from short-term borrowings to interest-bearing deposits during 1995. Average interest-bearing deposits, primarily in the time deposit category, increased $50,376 and short-term borrowings declined $41,156 in 1995 as compared to 1994. The Company's efforts to generate more core deposit funding increased overall funding costs slightly which resulted in narrower margins in 1995.


Provision for Possible Loan Losses

The provision for possible loan losses charged to earnings during 1995 was $2,313 compared to $2,942 and $5,535 in 1994 and 1993, respectively. The 1993 provision, which has been restated to reflect the Colonial acquisition, included a one-time fourth quarter provision to conform Colonial's loan valuation policies and practices with those of Firstbank. The declining provision is consistent with the continued low nonperforming loan levels and record low net charge-offs reported in 1995. The resulting reserve for possible loan losses was 1.46% of outstanding loans at December 31, 1995 as compared to 1.56% a year earlier. Although this is a slight decline in the percentage, net charge-offs for 1995 were at a five-year low of .22% of average loans and the reserve's coverage of nonperforming loans remained strong at 164%.


Noninterest Income

Noninterest income reached $20,168 in 1995, up from $18,902 in 1994, and $18,242 in 1993. The 1995 increase of 6.7% was made possible by Firstbank's continued focus on trust, agricultural and investment services. Beginning as part of a restructuring in 1994, Company efforts have resulted in significant noninterest revenue growth in 1995 and 1994. Combined revenues from these areas were $7,580, $6,676, and $5,557 in 1995, 1994, and 1993, respectively. These increases of 13.5% in 1995 and 20.1% in 1994 allowed Firstbank to report noninterest income growth during periods when revenues from deposit service charges and small business lending programs showed
declines.   Firstbank's secondary market mortgage lending and servicing activities, which were flat because of higher interest rates during 1994, rebounded in 1995 and added to Firstbank's fee income growth.


Noninterest Expense

The Company's noninterest expense declined to $54,921 in 1995 from $59,426 in 1994 and $62,827 in 1993. Salaries and employee benefits, the largest component of noninterest expense, declined 3.5% to $30,882 in 1995 and 3.3% to $31,990 in 1994. Reductions in salaries and benefits expense in each of the last two years are a result of gradual reduction in the number of employees and continuing efforts to centralize or consolidate certain activities, resulting in improved efficiency. These activities, which include deposit and item processing, data processing, indirect consumer lending, real estate loan servicing, and consumer loan collections, are performed behind the scenes and result in changes transparent to customers. Approximately $1,500 of the $3,401 decline in 1994 is attributable to one-time charges in 1993 as a result of the acquisition of Colonial.

Another significant expense reduction in 1995 resulted from the decision by the Federal Deposit Insurance Corporation ("FDIC") to reduce deposit insurance premiums for member banks effective June 1, 1995. Approximately $1.6 million less was expensed in 1995 compared to 1994. The further premium reduction recently announced by the FDIC should provide further reduction in this expense category in 1996.


Income Taxes

Income tax expense for 1995 was $14,107 as compared to $11,697 for 1994 and $9,385 for 1993. Firstbank's effective tax rates were 35.4%, 32.7% and 32.9% for the last three years. The increase in the effective rate in 1995 is primarily attributable to lower tax-exempt income and higher state tax expense than in the previous two years. State taxes have increased as the Company's interest income on U.S. Government securities, which is exempt for state income tax purposes, has declined.

                                  PAGE 22

BALANCE SHEET ANALYSIS

Total assets reached $1,863,294 at December 31, 1995, an increase of 2.6% over the restated $1,816,902 a year earlier. Total deposits increased $83,279, or 5.4%, while Firstbank's short-term borrowings declined $57,376. This shift, combined with the net new funding provided by the deposit growth, allowed Firstbank to add $58,248 in net new loans during the year. While the overall balance sheet growth was not significant, these changes in the asset and liability mix should improve the Company's interest rate margin.


Investment Securities

The investment securities classified as available-for-sale were steady at just over $412 million at December 31, 1995 and 1994. The held-to-maturity portfolio, which is comprised almost exclusively of longer-term municipal securities, declined $11,158 to $44,620 at year-end 1995. Market value fluctuations in the available-for-sale portfolio are reflected in the equity section of the Company's balance sheet, whereas securities in the held-to-maturity category are recorded at amortized cost. The equity adjustment for the unrealized losses on available-for-sale securities was $343 at December 31, 1995, which is down from $11,399 a year earlier.


Loans

As mentioned above, Firstbank added $58,248, or 4.9%, to the consolidated loan portfolio during 1995. With the corresponding growth in deposits during the year, the loan-to-deposit ratio of 76.4% at year-end 1995 was not significantly different from the 76.8% a year earlier. The growth during the year was primarily in the commercial and consumer loan categories as the following table indicates:


                                     December 31,
                                    % of            % of            % of
                             1995   total    1994   total    1993   total
                                (dollars in millions)
Commercial, financial and
 agricultural              $  280   22.6%  $  274   23.2%  $  289   25.6%

Real estate:
 Construction                  57    4.6       46    3.9       48    4.2
 Residential mortgage         405   32.8      399   33.9      363   32.2
 Commercial mortgage          223   18.0      210   17.9      194   17.2
 Agricultural                  36    2.9       39    3.2       45    4.0

Installment, net of
 unearned discount            236   19.1      211   17.9      191   16.8
                           $1,237  100.0%  $1,179  100.0%  $1,130  100.0%


The Company also provides long-term variable and fixed rate financing on residential real estate through two of its subsidiary banks. Originated loans are sold into the secondary market without recourse, with $99,507, $95,747 and $251,369 sold during 1995, 1994 and 1993, respectively. At December 31, 1995, the Company serviced 5,493 loans aggregating $299,041 which were owned by others.


Deposits

Total deposits increased considerably during the year as Firstbank implemented a strategy of reducing its reliance on short-term borrowings as a source of funding. Several time deposit promotions during 1995 resulted in much of the $84,336 growth in interest bearing deposits experienced during 1995.
                                  PAGE 23

Short-Term Borrowings

Short-term borrowings, which funded most of the asset growth in 1994, were reduced $57,376 during 1995 as a result of the deposit growth. Short-term borrowings primarily represent federal funds purchased and securities sold under agreements to repurchase.


Long-Term Borrowings

In connection with two acquisitions completed in 1991, Firstbank incurred long-term borrowings totaling $28,700. Originally five-year term debt, this obligation was repaid in its entirety on June 30, 1995.


Capital Adequacy

Firstbank believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Firstbank's consolidated capital levels are a result of its capital policy which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities.

Firstbank's December 31, 1995 equity-to-asset and tangible equity-to-asset ratios were 10.25% and 9.52% up from 8.99% and 8.17%, respectively, at the end of 1994. The increase in the equity ratios is attributable to the growth in retained earnings and a reduction of unrealized losses on investment securities available-for-sale. The December 31, 1995 equity-to-asset ratio excluding such unrealized losses is 10.27%.

At December 31, 1995, Firstbank and its banking subsidiaries all exceed their minimum capital requirements for "well capitalized" institutions. Consolidated Firstbank Tier 1, Total Capital and Tier 1 Leverage ratios were 14.12%, 15.18% and 9.77%, respectively at December 31, 1995. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

Shareholders' equity represents book value and tangible book value per common share of $18.47 and $17.02, respectively, at December 31, 1995, as compared to $15.82 and $14.25, respectively, at December 31, 1994.


Risk Management

Management's objective in structuring the consolidated balance sheets is to maximize the return on average assets while minimizing the associated risks. The major risks with which Firstbank is concerned are market, credit, liquidity and interest rate risks. At the present time, management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Management is also unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect. The following is a discussion concerning Firstbank's management of these risks.


Market Risk Management

Management believes Firstbank's loan and investment portfolios are sufficiently diversified so as to minimize the effect of a downturn in any particular industry or geographic region.

The Company does not have any particular concentration of credit in any one economic sector. Loans related to agriculture and those secured by commercial real estate do not represent a significant concentration within the consolidated loan portfolio. Real estate mortgage loans are generally made for single family dwellings as primary residences of the borrowers. Installment loans are generally made for direct or indirect auto financing, through automobile dealers located throughout the subsidiary banks' markets.

Firstbank's Asset-Liability Management Committee monitors market valuation risk on the investment securities portfolio. This process involves measurement of the general maturity, interest rate and liquidity risk in the investment securities portfolio.

The Company has approximately 90% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $343 and $11,399 at December 31, 1995 and 1994, respectively, and are reflected as a reduction in the equity section of the balance sheet. The current unrealized loss, which has declined to less than 1% of the total available-for-sale market value, is an indication that the aggregate yield is very close to year-end market rates.


Credit Risk Management

Management of the risks the Company assumes in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate policies and procedures to govern the credit process and maintaining a thorough portfolio review process. Credit policies, which are drafted and approved at the individual subsidiary bank level, are ultimately the responsibility of Firstbank management and, as such, are also reviewed and approved at the parent company level.

Of equal importance in this risk management process are the ongoing monitoring procedures performed by Firstbank's internal audit and loan review personnel. Credit policies are examined and underwriting procedures reviewed for compliance each year. Loan review personnel also monitor loans after disbursement in an attempt to recognize any deterioration which may occur, so appropriate corrective action can be initiated on a timely basis. These programs have resulted in what Firstbank believes to be an adequate reserve position and a quality loan portfolio.

Firstbank's loan portfolio contains certain risk elements which are defined as nonperforming loans. This category includes loans on nonaccrual, loans contractually past due ninety days or more as to interest or principal payments, and other loans for which terms have been renegotiated or restructured because of deterioration in the financial condition of the borrowers. Those nonperforming loans represented 0.89% of total loans at the end of 1995 as compared to 0.61% at the end of 1994. The reserve for possible loan losses was $18,047 at December 31, 1995, representing 1.46% of outstanding loans. Net charge-offs as a percentage of average loans for 1995 were .22%. These figures compare to a 1.56% reserve and 0.25% net charge-offs for 1994. Continued strength in all measures of asset quality is indicative of the priority management has given to maintaining asset quality.

The Company adopted revised accounting methods for impaired loans in 1995, as mandated by Statement of Financial Accounting Standards No. 114 (as amended by SFAS No. 118). This Statement does not apply to smaller-balance homogeneous loans which management has assessed to include consumer and home equity loans. Accordingly, the loan classifications affected by the Statement are commercial, financial and agricultural, real estate, industrial revenue bonds, and other loans. The adoption of the Statement did not result in a significant change in the Company's risk identification process. This Statement requires that a loan be reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status; however, loans which are past due more than 90 days as to the payment of principal or interest are also considered to be impaired. These loans are included in the total of nonperforming assets. Loans past due less than 90 days are generally not considered impaired; however, a loan which is current as to payments may be determined by management to demonstrate some of the characteristics of an impaired loan. In these cases, the loan is classified as impaired while management evaluates the appropriate course of action.

The Company's primary basis for measurement of impaired loans is the collateral underlying the identified loan. Because of the similarities between the Company's risk identification process before and after the adoption of the Statement, management does not believe the comparability of the nonperforming asset table was affected. In addition, management does not anticipate any changes in the Company's charge-off policy as a result of the adoption of this Statement.

Liquidity and Interest Rate Sensitivity

Throughout 1993 and the first half of 1994, assets were repricing at lower levels while deposit funding had reached somewhat of a pricing floor. During the last six months of 1994 and in 1995, increasing competition for both loan and deposit growth combined with a flat or inverted yield curve further
pressured interest margins industry-wide.   Regardless of the interest rate
environment, Firstbank's management of rate-sensitive earning assets and interest-bearing liabilities is a key component of continued profitability. Management's objective is to produce an optimal yield while protecting earnings from significant fluctuations. An effective asset/liability management process is necessary to minimize the effects of fluctuating interest rates on net interest income while maintaining the flexibility to take advantage of changing market conditions. The following discusses Firstbank's liquidity and interest rate risk management.


Liquidity Risk Management

The primary source of Firstbank's liquidity is short-term investments in Federal funds sold. Additional liquidity is provided through Firstbank's available-for-sale investment portfolio. Firstbank's liquidity is further enhanced by the availability of funds through its correspondent relationships maintained by one of its largest subsidiary banks. Some 30 central and downstate Illinois correspondent banks utilize this subsidiary bank for their daily Federal funds investments. Generally, the subsidiary bank will purchase such funds "as agent", passing the funds through to other larger correspondent banks. However, should Firstbank face a tight liquidity position on any particular day, the subsidiary bank may retain such funds as principal, rather than passing them to upstream correspondent banks.

Each affiliate bank controls its own asset/liability mix within the constraints of its individual loan and deposit structure, with overall guidance from Firstbank through an Asset/Liability Management Committee. Firstbank maintains a central investment portfolio management function to maximize the benefits of investment decisions, based on the consolidated tax, liquidity and market concentration positions.


Interest Rate Risk Management

Interest rate sensitivity is closely monitored through Firstbank's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 1995, individually and cumulatively, through various time horizons.

At December 31, 1995 and December 31, 1994, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. The December 31, 1995 simulation analysis, using the assumptions described above, projected net interest income to decrease by 2.5% and the net interest margin to contract by 11 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 2.0% and the net interest margin projected to expand 9 basis points. At December 31, 1994, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 1.8% and the net interest margin to expand by 8 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter).

The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income.
The following table reflects Firstbank's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1995, individually and cumulatively, through various time horizons. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.

                           Remaining Maturity if Fixed Rate;
                Earliest Possible Repricing Interval if Floating Rate
                                     3      Over 3      Over 6       Over 1
                                  months    months      months        year
                                    or      through     through      through      Over 5
                                   less     6 months   12 months     5 years       years
  Interest-earning assets
  Loans                        $ 433,017   $  97,592   $ 155,556   $ 465,121   $  85,512
  Investment securities          112,410      40,151      52,777     224,257      27,324
  Other interest-earning
   assets                         13,886           -           -           -           -
   Total interest-
     earning assets            $ 559,313   $ 137,743   $ 208,333   $ 689,378   $ 112,836
  Interest-bearing liabilities
  Savings, NOW, and
   money market accounts       $ 607,267   $       -   $       -   $       -   $       -
  Time certificates of
    deposit of $100 or more       44,395      35,030      43,714      13,981           -
  All other time deposits        149,281     212,624     117,359     127,445       6,263
  Nondeposit interest-
     bearing liabilities          35,431          42          23           -           -
  Total interest-
      bearing liabilities      $ 836,374   $ 247,696   $ 161,096   $ 141,426   $   6,263

    Gap by period              $(277,061)  $(109,953)  $  47,237   $ 547,952   $ 106,573

    Cumulative gap             $(277,061)  $(387,014)  $(339,777)  $ 208,175   $ 314,748

As indicated in the preceding table, Firstbank operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and NOW accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is subject to economic events not easily predicted. Firstbank believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, minimizing the negative impact of such trends on net interest margins. The stability of Firstbank's net interest margin over the past three years has illustrated the success of these efforts.


Accounting Pronouncements

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), which amends SFAS 114.

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

As of the adoption date of January 1, 1995, the Company had impaired loans in the amount of $4,775 which is represented by the loans on nonaccrual status at December 31, 1994. No specific reserve was allocated to impaired loans at January 1, 1995. The adoption of SFAS 114 and SFAS 118 resulted in no prospective adjustment to the provision for possible loan losses.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. The statement requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss can be recognized. If the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 also requries long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

SFAS 121 is effective for financial statements issued for fiscal years beginning after December 31, 1995. The Statement is not expected to have a material effect on the consolidated financial statements of Firstbank.

In May 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. SFAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The Company adopted SFAS 122 as of October 1, 1995 and recorded mortgage servicing assets of $245 during 1995.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides guidance for accounting and reporting standards for stock-based employee compensation plans.

SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans, including the Company's stock option plan, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized.

SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to continue to use the intrinsic value based method of accounting. SFAS 123 is not expected to have a material effect on the consolidated financial statements of the Company.


Effects of Inflation

Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of a bank holding company is substantially different from that of an industrial company, in that virtually all assets and liabilities of a bank holding company are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services.

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to assets ratio. One of the most important effects that inflation could have on the banking industry would be to reduce the proportion of earnings paid out in the form of dividends.

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

Item 8.  Financial Statements and Supplemental Data

                              INDEX




                                                    Page

Consolidated Financial Statements:
Consolidated Balance Sheets                          31
Consolidated Statements of Income                    32
Consolidated Statements of Shareholders' Equity      33
Consolidated Statements of Cash Flows                34
Notes to Consolidated Financial Statements           35
Management's Report                                  53
Independent Auditors' Report                         54
Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

                                                          December 31,
                                                      1995           1994
Assets
 Cash and due from banks                         $   83,738     $   76,010
 Short-term investments                              13,886         17,110
 Investment securities:
   Available-for-sale, at market value              412,299        412,439
   Held-to-maturity, at amortized cost (market
    value of $46,156 and $56,029 for 1995
    and 1994, respectively)                          44,620         55,778
      Total investment securities                   456,919        468,217

 Loans                                            1,242,377      1,187,179
   Unearned discount                                 (5,579)        (8,629)
     Loans, net of unearned discount              1,236,798      1,178,550
   Reserve for possible loan losses                 (18,047)       (18,360)
     Loans, net                                   1,218,751      1,160,190
 Premises and equipment                              41,457         43,768
 Accrued income receivable                           19,119         17,789
 Other assets                                        29,424         33,818
     Total assets                                $1,863,294     $1,816,902

Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                           $  260,910     $  261,967
   Interest-bearing                               1,357,359      1,273,023
     Total deposits                               1,618,269      1,534,990
 Short-term borrowings                               35,388         92,764
 Other liabilities                                   18,548         15,199
 Long-term borrowings                                   108         10,638
     Total liabilities                            1,672,313      1,653,591

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock-no par value
     authorized and unissued:  1,000,000 shares           -              -
   Common stock-par value $1; 20,000,000
     authorized shares, issued 10,348,026 shares
     in 1995 and 10,329,362 in 1994                  10,348         10,329
   Capital surplus                                   42,826         42,939
   Retained earnings                                138,541        121,567
   Unrealized losses on investment
     securities, net                                   (343)       (11,399)
   Less treasury stock at cost -
     12,551 shares in 1995 and 4,868 shares
     in 1994                                           (391)          (125)
     Total shareholders' equity                     190,981        163,311
     Total liabilities and
       shareholders' equity                      $1,863,294     $1,816,902



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)


                                                   Years Ended December 31,
                                                 1995       1994        1993
Interest income
 Loans                                      $  107,563  $   95,849  $   95,237
 Investment securities:
   Taxable                                      21,876      24,364      22,377
   Exempt from Federal income taxes              2,594       3,235       4,591
 Short-term investments                          2,368         806       1,805
     Total interest income                     134,401     124,254     124,010
Interest expense
 Deposits                                       54,754      40,105      42,289
 Short-term borrowings                           2,316       3,665       1,193
 Long-term borrowings                              416       1,287       1,924
     Total interest expense                     57,486      45,057      45,406
     Net interest income                        76,915      79,197      78,604
Provision for possible loan losses               2,313       2,942       5,535
     Net interest income after
      provision for possible loan losses        74,602      76,255      73,069
Noninterest income                              20,168      18,902      18,242
Noninterest expense                             54,921      59,426      62,827
     Net income before income taxes
      and cumulative effect of
      change in accounting principle            39,849      35,731      28,484
Income tax expense                              14,107      11,697       9,385
     Net income before cumulative
      effect of change in accounting
      principle                                 25,742      24,034      19,099
Cumulative effect of change in
 accounting principle                                -           -         386
     Net income                             $   25,742  $   24,034  $   19,485

Per common share
 Average common shares and common
   share equivalents outstanding            10,477,931  10,445,111  10,396,205
 Earnings before cumulative effect
     of change in accounting principle $ 2.46 $ 2.30 $ 1.84 Cumulative effect of change in
   accounting principle                              -            -        .03
     Earnings per common share              $     2.46  $     2.30  $     1.87



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousand except per share data)
Years Ended December 31, 1995, 1994, and 1993
                                                                    Unrealized
                                                                  Gains (Losses)
                                                                  on Investment
                                       Common   Capital  Retained  Securities,    Treasury
                                        Stock   Surplus  Earnings      Net          Stock     Total
Balance at December 31, 1992
 as previously reported              $  9,806  $ 38,146  $ 92,525  $      -     $   (591)  $139,886
Adjustments for
 pooling-of-interests                     500     3,500        40         -            -      4,040
Restated balance at
 December 31, 1992                     10,306    41,646    92,565         -         (591)   143,926
Net income                                  -         -    19,485         -            -     19,485
Cash dividends declared by the
 Company ($.72 per share)                   -         -    (6,663)        -            -     (6,663)
Capital contributions by stock-
 holders of pooled subsidiary
 prior to acquisition                       -        36         -         -            -         36
Acquisition of 7,236 shares for
 treasury                                   -         -         -         -         (174)      (174)
Sales of treasury stock by pooled
 subsidiary prior to acquisition            -       334         -         -            -        334
Stock options exercised for
 53,274 shares from treasury                -       142         -         -          396        538
 Issuance of 18,061 shares from
 treasury for dividend
 reinvestment                               -       313         -         -          130        443

Balance at December 31, 1993           10,306    42,471   105,387         -         (239)   157,925
Cumulative effect of change
 in accounting for investment
 securities, net of tax effect              -         -         -     3,314            -      3,314
Adjustments for
 pooling-of-interests                      13       197      (100)        -            -        110
Adjusted balance at
 January 1, 1994                       10,319    42,668   105,287     3,314         (239)   161,349
Net income                                  -         -    24,034                            24,034
Cash dividends declared by the
 Company ($.80 per share)                   -         -    (7,754)        -            -     (7,754)
Issuance of 5,401 shares for stock
 options exercised                          5        62         -         -            -         67
Issuance of 4,735 shares for
 dividend reinvestment                      5       109         -         -            -        114
Acquisition of 28,020 shares for
 treasury                                   -         -         -         -         (698)      (698)
Stock options exercised for
 39,205 shares from treasury                -      (103)        -         -          679        576
Issuance of 13,746 shares from
 treasury for dividend reinvestment         -       203         -         -          133        336
Unrealized loss on investment
 securities, net                            -         -         -   (14,713)           -    (14,713)

Balance December 31, 1994              10,329    42,939   121,567   (11,399)       (125)    163,311
Net income                                  -         -    25,742                            25,742
Cash dividends declared by the
 Company ($.88 per share)                   -         -    (8,768)        -           -      (8,768)
Fractional share adjustment from
 stock split                                -       (15)        -         -           -         (15)
Issuance of 12,903 shares for stock
 options exercised                         13       123         -         -           -         136
Issuance of 5,761 shares for
 dividend reinvestment                      6       159         -         -           -         165
Acquisition of 44,854 shares for
 treasury                                   -         -         -         -      (1,307)     (1,307)
Stock options exercised for
 24,794 shares from treasury                -      (380)        -         -         703         323
Issuance of 12,373 shares from
 treasury for dividend reinvestment         -         -         -         -         338         338
 Unrealized gain on investment
 securities, net                            -         -         -    11,056           -      11,056

Balance December 31, 1995            $ 10,348  $ 42,826  $138,541  $   (343)   $   (391)   $190,981

See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
                                                            Years Ended December 31,
                                                          1995        1994        1993
Operating Activities
  Net income                                          $  25,742   $  24,034   $  19,485
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Cumulative effect of change in
       accounting for income taxes                            -           -        (386)
     Depreciation and amortization                       11,286      11,331       9,387
     Provision for possible loan losses                   2,313       2,942       5,535
     Provision for deferred income taxes                    672          49      (1,849)
     Writedowns in value and net losses
       incurred on other real estate owned                    -           89         90
     (Increase) decrease in accrued income
       receivable                                        (1,330)      (1,227)     2,323
     Gain on sale of loans                                 (688)        (421)      (773)
     Other, net                                            (622)      (2,647)       603
     Originations of loans for sale                    (103,992)     (97,897)  (255,156)
     Proceeds from sale of loans                         99,507       95,747    251,369
       Net cash provided by operating
        activities                                       32,888       32,000     30,628

Investing Activities
  Purchases of investment securities:
   Available-for-sale                                  (271,408)    (203,731)         -
   Held-to-maturity                                      (1,442)      (2,023)  (129,987)
  Proceeds from sales of investment securities:
   Available-for-sale                                   111,673       40,847          -
   Held-to-maturity                                           -            -      3,904
  Proceeds from maturities of and principal
   payments on investment securities:
    Available-for-sale                                  171,947       93,780          -
    Held-to-maturity                                     12,464       22,990    206,436
  Purchases of premises and equipment                    (2,721)      (4,765)    (7,221)
   Proceeds from sales of premises and equipment             29          241         76
  Proceeds from sales of other real estate owned          1,609        4,781      4,566
  Net loans originated                                  (57,091)     (50,792)   (55,894)
  Other, net                                                  -          118       (204)
       Net cash provided by (used in)
         investing activities                           (34,940)     (98,554)    21,676

Financing Activities
  Net increase (decrease) in noninterest-bearing
   deposit accounts                                      (1,057)       7,388     10,024
  Net increase (decrease) in savings, NOW
   and money market deposit accounts                    (29,666)     (26,874)    28,268
  Net increase (decrease) in time deposits              114,002       30,776    (80,086)
  Net increase (decrease) in short-term borrowings      (57,376)      53,893     (7,585)
  Principal payments under capital lease obligations       (180)        (164)      (159)
  Payments to retire long-term debt                     (10,350)     (10,575)    (5,575)
  Cash dividends paid                                    (8,457)      (7,458)    (6,371)
  Proceeds from exercise of common stock options            459          643        538
  Proceeds from dividend reinvestment plan                  503          450        443
  Proceeds from sales of treasury stock by
   pooled subsidiary prior to acquisition                     -            -        334
  Capital contributions by stockholders of
   pooled subsidiary prior to acquisition                     -            -         36
  Acquisition of shares for treasury                     (1,322)        (698)      (174)
       Net cash provided by (used in)
         financing activities                             6,556       47,381    (60,307)
Increase (decrease) in cash and cash equivalents          4,504      (19,173)    (8,003)
Cash and cash equivalents at beginning of year           93,120      112,293         12
0,296
Cash and cash equivalents at end of year               $ 97,624     $ 93,120   $112,293

Supplemental Information:
 Income taxes paid                                     $ 12,752     $ 12,605   $ 10,801
 Interest paid                                         $ 54,824     $ 44,522   $ 47,125

See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995, 1994 and 1993

Note 1 - Summary of Significant Accounting Policies
Firstbank of Illinois Co. (the "Company") provides a full range of banking services to individual, corporate and institutional customers through its seven operating subsidiary banks with thirty-four locations throughout central, southwestern and southern Illinois and five banking offices in Missouri. The Company also provides specialized investment and fiduciary services to customers through two non-bank subsidiaries. The Company and its subsidiaries are subject to competition from other financial and nonfinancial institutions providing financial products in these markets. Additionally, the Company and its banking subsidiaries are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

The accounting and reporting policies of the Company conform with generally accepted accounting principles within the banking industry. Following is a description of the more significant of these policies.

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions.

Basis of Accounting - The Company and its subsidiaries utilize the accrual basis of accounting. In preparing the consolidated financial statements, Company management is required to make estimates and assumptions, including the determination of the allowance for loan losses, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities - The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to- maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Trading securities are included in short-term investments on the consolidated balance sheets and are considered immaterial. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are charged to earnings. Unrealized gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Mortgage Banking Operations - The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company locks into an interest rate with the secondary market purchaser and at the same time the Company locks into an interest rate with the customer. This practice minimizes the Company's exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the secondary market purchaser. Sales proceeds are generally received two to seven days later. Therefore, no loans held for sale are included in the Company's loan portfolio at any point in time, except those for which the sale proceeds have not yet been received.
However, such amounts are not material to the Company's consolidated balance sheets.

Loan origination fees are recognized upon the sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. SFAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The Company adopted the provisions of SFAS 122 prospectively beginning on October 1, 1995 and recorded a mortgage servicing asset of $245,000 during 1995.

Reserve for Possible Loan Losses - The reserve for possible loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to expense and is reduced by loan charge-offs less recoveries. The provision charged to expense each period is that which management believes is sufficient to bring the balance of the reserve to an adequate level to absorb potential loan losses, based upon their knowledge and evaluation of the current loan portfolio.

While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the subsidiary banks' reserves
for possible loan losses.   Such agencies may require the subsidiary banks
to add to their reserves for possible loan losses based on their judgments and interpretation of information available to them.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"
("SFAS 114") as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118")
on January 1, 1995.   Statement  114 (as amended by SFAS 118) defines the
recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). The Company has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans. The adoption of SFAS 114 and SFAS 118 resulted in no prospective adjustment to the provision for possible loan losses.

Premises and Equipment - Premises and equipment are stated at cost less
accumulated depreciation and amortization.   Depreciation and amortization
are computed principally by the straight-line method over the estimated useful lives of the respective assets or the respective lease terms for leasehold improvements. Rents collected under sublease agreements for space in multi-story bank buildings are credited to occupancy expense in the noninterest expense category.

Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or property deeded to the Company's banking subsidiaries in lieu of foreclosure. Properties acquired are initially recorded at fair value and carried in other assets in the consolidated balance sheets. Valuations are periodically performed by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeds its fair value less estimated costs to sell. Subsequent increases in the fair value less estimated selling costs are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.

Interest on Loans - Interest on commercial, real estate mortgage, and certain installment loans is credited to income based on the principal amount outstanding. Interest on the remaining installment loans is credited to income based upon a method which approximates the interest method. The recognition of interest income is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.
Loans are returned to accrual status when management believes principal and interest will be collected in full.

Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using a method approximating the interest method on a loan-by-loan basis.

Income Taxes - The Company and its subsidiaries file a consolidated Federal income tax return. Federal income tax expense or benefit is allocated to each subsidiary on the basis of its taxable income or loss. Deferred Federal income taxes are provided on certain transactions which are reported for financial statement purposes in different periods than for income tax purposes.

The Financial Accounting Standards Board's Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") required a change from the deferred method to the asset and liability method of accounting for income taxes. The objective of the asset and liability method is to establish prepaid tax assets and deferred tax liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such differences are recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS 109 on a prospective basis. The cumulative effect of this change in accounting principle of $386,000 was determined as of January 1, 1993 and reported separately in the consolidated statements of income.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill) -
The excess of cost over fair value of net assets acquired ("goodwill") for transactions accounted for as purchases is recorded as an asset by the Company. The excess of cash or market value of the Company's common stock given in each transaction over the fair value of the net assets acquired is recorded as goodwill and is included in other assets on the consolidated balance sheets. This amount is amortized into noninterest expense on a straight-line basis over periods ranging from 15 to 25 years.

Earnings Per Common Share - Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Fully-diluted earnings per common share is not presented, as the difference between primary and fully-diluted earnings per common share is not material.

Cash, Cash Equivalents and Supplemental Information - For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, Federal funds sold, and interest-bearing deposits in banks, all of which are considered highly-liquid assets, to be cash and cash equivalents.

During 1995, 1994 and 1993, the Company made noncash transfers of loans to other real estate of approximately $1,390,000, $1,872,000, and $1,393,000, respectively.

In conjunction with the acquisitions of Duchesne Bank ("Duchesne") in 1995, Colonial Bancshares, Inc. ("Colonial") and Rowe, Henry & Deal, Inc. ("RHD") in 1994 and First Highland Corp. ("Highland") in 1993, discussed further in Note 2, the Company issued non-cash consideration of 500,000, 505,375, 13,378 and 604,500 shares of its common stock, respectively.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2 - Acquisitions and Sales

On January 25, 1993, the Company issued 604,500 shares of its common stock in exchange for all the outstanding common stock of Highland. Highland's wholly owned subsidiary, The First National Bank of Highland, had total assets of $106,000,000 on that date. This acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the consolidated accounts and results of operations of Highland and its subsidiary. During 1994, The First National Bank of Highland was merged into another Company subsidiary, Central Bank.

On March 2, 1994, the Company issued 13,378 shares of its common stock in exchange for all the outstanding common stock of RHD, a registered securities broker-dealer, headquartered in Jacksonville, Illinois. This acquisition was accounted for as a pooling-of-interests and the Company's consolidated financial statements include RHD's results of operations since January 1,
1994.   Prior period consolidated financial statements have not been restated
due to immateriality. During 1995, this subsidiary's name was changed to FFG Investments Inc. and direct ownership transferred to a Company subsidiary, The First National Bank of Central Illinois.

On April 25, 1994, the Company issued 505,375 shares of its common stock in exchange for all the outstanding common stock of Colonial. Colonial, headquartered in Des Peres, Missouri, operates Colonial Bank with three locations in West St. Louis County. Colonial had total assets of $165,000,000 on the date of acquisition. This acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the consolidated accounts and results of operations of Colonial and its subsidiary.

On November 30, 1995, the Company issued 500,000 shares of its common stock in exchange for all the outstanding common stock of Confluence Bancshares Corporation and its wholly-owned subsidiary, Duchesne. Duchesne, headquartered in St. Peters, Missouri, operates two banking offices in St. Charles County. Duchesne had total assets of $82,000,000 on the date of acquisition. This acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the consolidated accounts and results of operations of Duchesne.

The effect of the pooling-of-interests on previously reported results of operations for the years ended December 31, 1994 and 1993 is as follows
(in thousands):
                                        1994                    1993
                                As reported  Restated   As reported  Restated
Interest income                  $120,029    $124,254    $110,011    $124,010
Interest expense                   43,380      45,057      40,148      45,406
 Net interest income               76,649      79,197      69,863      78,604
Provision for possible loan
 losses                             2,700       2,942       3,140       5,535
Noninterest income                 18,784      18,902      16,133      18,242
Noninterest expense                57,906      59,426      52,682      62,827
 Net income before income tax
   expense and cumulative
   effect of change in
   accounting principle            34,827      35,731      30,174      28,484
Income tax expense                 11,373      11,697       9,917       9,385
 Net income before cumulative
   effect of change in
   accounting principle          $ 23,454    $ 24,034    $ 20,257    $ 19,099

During the fourth quarter of 1993, certain adjustments were recorded by Colonial to conform their loan valuation and accounting policies and practices with those of Firstbank. The pretax provision for loan losses was increased $1,800,000 and noninterest expenses were increased by $1,500,000.

Note 3 - Cash and Due From Banks

The Company's banking subsidiaries are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1995 and 1994 was $21,642,000 and $17,320,000, respectively.


Note 4 - Investment Securities

The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as available-for-sale at December 31, 1995 are as follows (in thousands):

                                             Gross        Gross
                                Amortized  Unrealized   Unrealized   Market
                                  Cost       Gains        Losses     Value

U.S. Government and U.S.
 agencies and corporations      $400,939   $    664     $  1,200     $400,403
Other                             11,888         13            5       11,896
                                $412,827   $    677     $  1,205     $412,299


The amortized cost and market value of investments in debt securities classified as available-for-sale at December 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized         Market
                                             Cost            Value

   Due in one year or less                  $192,138       $191,826
   Due after one year through five years     197,800        197,336
   Due after five years through ten years      5,420          5,474
   Due after ten years                         1,716          1,715
   No stated maturity                          1,042          1,043
                                             398,116        397,394
   Mortgage-backed securities                 14,711         14,905
                                            $412,827       $412,299


The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as held-to-maturity at December 31, 1995 are as follows (in thousands):

                                     Gross         Gross
                      Amortized   Unrealized     Unrealized       Market
                         Cost        Gains         Losses         Value
State and political
 subdivisions           $44,620    $ 1,538       $      2        $46,156

The amortized cost and market value of debt securities classified as held-to-maturity at December 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized      Market
                                                Cost         Value
   Due in one year or less                    $ 8,578       $ 8,617
   Due after one year through five years       18,098        18,674
   Due after five years through ten years      14,464        15,238
   Due after ten years                          3,480         3,627
                                              $44,620       $46,156


The amortized cost, market value and the gross unrealized gains and losses at December 31, 1994 of investments in debt securities available-for-sale are as follows (in thousands):
                                               Gross       Gross
                                 Amortized  Unrealized  Unrealized   Market
                                   Cost        Gains      Losses     Value
U.S. Government and U.S.
 agencies and corporations       $425,549    $     75    $ 17,554    $408,070
Other                               4,426           1          58       4,369
                                 $429,975    $     76    $ 17,612    $412,439


The amortized cost, market value and the gross unrealized gains and losses at December 31, 1994 of investments in debt securities held-to-maturity are as follows (in thousands):
                                               Gross       Gross
                                 Amortized  Unrealized  Unrealized    Market
                                   Cost        Gains      Losses      Value
U.S. Government and U.S.
 agencies and corporations       $  2,250    $      -    $    110    $  2,140
State and political
 subdivisions                      52,753         702         318      53,137
Other                                 775           -          23         752
                                 $ 55,778    $    702    $    451    $ 56,029

Proceeds from sales of investments in debt securities were $111,673,000, $40,847,000 and $3,904,000 in 1995, 1994 and 1993, respectively. Gross gains of $412,000 $211,000 and $100,000, and gross losses of $384,000,
$74,000 and $96,000 were realized on these sales in 1995, 1994 and 1993, respectively. Proceeds from sales of investments in debt securities in 1995 represent sales from the available-for-sale portfolio.

The carrying value of securities pledged to secure deposits and collateralize borrowings and securities sold under agreements to repurchase amounted to approximately $227,203,000 and $258,220,000 at December 31, 1995 and 1994,
respectively.


Note 5 - Loans

Loan categories at December 31, 1995 and 1994 are as follows (in thousands):

                                             1995           1994
   Commercial, financial,
     and agricultural                   $  280,347     $  274,029
   Real estate construction                 56,961         46,028
   Real estate mortgage                    663,508        647,806
   Installment                             241,561        219,316
     Total loans                        $1,242,377     $1,187,179

The Company serviced loans for others of $299,041,000 and $322,405,000 as of December 31, 1995 and 1994, respectively.

The Company grants commercial, agricultural, industrial, residential and consumer loans to customers throughout the respective service areas of each of the subsidiary banks, which consists of central and southern Illinois and the St. Louis metropolitan area. The Company does not have any particular concentration of credit in any one economic sector other than agribusiness, in which approximately 8.0% of the portfolio is maintained. Such loans are generally secured by farm assets, including crops, real estate and equipment. Additionally, a substantial portion of the portfolio is concentrated in and secured by real estate located in the various service areas of the Company's subsidiary banks. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economies and their effects on the real estate markets.

Transactions in the reserve for possible loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                          1995       1994        1993
   Balance, January 1                   $18,360    $18,252     $16,538
     Provision charged to expense         2,313      2,942       5,535
     Loans charged off                   (4,107)    (4,084)     (4,852)
     Recoveries of loans previously
      charged off                         1,481      1,250       1,031
   Balance, December 31                 $18,047    $18,360     $18,252


The aggregate amount of loans to executive officers and directors of the Company and its principal subsidiaries, and loans to associates of executive officers and directors, was approximately $9,666,000 and $13,960,000 at December 31, 1995 and 1994, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 1995 is as follows
(in thousands):


   Balance, December 31, 1994       $13,960
   New loans made                    22,274
   Payments received               (21,816)
   Other                            (4,752)
   Balance, December 31, 1995       $ 9,666


A summary of impaired loans, which include nonaccrual loans, at December 31, 1995, follows (in thousands):


                                                        Impaired
              Impaired                                 loans with
                loans                    Allowance     no related
     Non-    continuing       Total    for losses on    allowance
   accrual    to accrue     impaired      impaired      for loan
     loans    interest        loans        loans          losses

    $8,261          -        $8,261              -       $8,261


The average balance of impaired loans during 1995 was $6,979,000. The balance of impaired loans at January 1, 1995 was $4,775,000.

Information regarding loans on which interest is not being accrued (under the accounting policies described in Note 1) and loans on which the yield has been reduced due to a borrower's declining financial condition at December 31, 1995 and 1994 (in thousands), is as follows:

                                       1995                     1994
                              Nonaccrual   Reduced     Nonaccrual   Reduced
                                Loans     Rate Loans     Loans     Rate Loans
Recorded loan balance         $  8,261     $   346      $ 4,775     $   330
Interest income which would
have been recorded under the
 original terms                    883          41          530          31
Interest income recorded           248          15          279           9


Note 6 - Premises and Equipment

A summary of premises and equipment by asset classification at December 31, 1995 and 1994 is as follows (in thousands):

                                          Estimated
                                        Useful Lives
                                          in Years      1995       1994
     Land                                     -       $ 7,826    $ 7,525
     Buildings                               3-50      48,924     48,600
     Furniture,  fixtures  and  equipment    2-20      34,875     34,297
                                                       91,625     90,422
     Less accumulated depreciation and
      amortization                                     50,168     46,654
                                                      $41,457    $43,768


Depreciation and amortization of premises and equipment charged to occupancy or equipment expense amounted to approximately $4,791,000, $4,662,000, and $4,294,000 for 1995, 1994 and 1993, respectively.

Rent expense, net of $583,000 in rental income, was $3,000 in 1995. The 1994 rent expense was approximately $46,000, net of $509,000 of rental income. Rental income for 1993 was $37,000 net of $685,000 in rent expense.

The Company leases land on which certain banking facilities are located under various operating lease agreements. Substantially all leases provide for the payment of real estate taxes, insurance, and maintenance costs by the Company and contain renewal options for varying terms expiring from 1996 through 2047. The Company also leases certain equipment under agreements which are cancellable with 30 to 90 days notice to the lessor. The aggregate amount of minimum rental commitments under all noncancellable operating leases net of noncancellable subleases, as of December 31, 1995 is approximately $2,072,000. Minimum rental commitments under these leases for each of the next five years are as follows (in thousands):

                 1996               $357
                 1997                268
                 1998                217
                 1999                142
                 2000                 83

Note 7 - Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 1995 and 1994 (in thousands):

                                      1995          1994
   NOW, super NOW, and money
     market demand accounts       $  414,469    $  432,789
   Savings accounts                  192,798       204,144
   Time deposits of $100,000
     or more                         137,120       112,651
   All other time deposits           612,972       523,439
                                  $1,357,359    $1,273,023


Interest on deposits consists of the following for the years ended December 31, 1995, 1994 and 1993 (in thousands):
                                     1995         1994        1993
   NOW, super NOW, and money
     market demand accounts        $11,119      $10,210     $10,452
   Savings accounts                  4,880        5,068       5,280
   Time deposits of $100,000
     or more                         6,101        3,377       3,326
   All other time deposits          32,654       21,450      23,231
                                   $54,754      $40,105     $42,289


Note 8 - Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 1995 and 1994 (in thousands):
                                                        1995       1994
   Federal funds purchased and securities sold
     under agreements to repurchase                  $34,991    $84,552
   Other short-term borrowings                           397      8,212
                                                     $35,388    $92,764


The weighted average interest rate paid on Federal funds purchased and securities sold under agreements to repurchase is computed on a daily average basis. The weighted average interest rates paid on such borrowings for 1995, 1994 and 1993 were 5.5%, 4.4%, and 3.1%, respectively.

Other short-term borrowings consist primarily of amounts borrowed from the Federal Reserve Bank and under the note option plan relating to the subsidiary banks' treasury, tax and loan accounts with the Federal Reserve Bank. The weighted average interest rates paid on such borrowings for 1995, 1994 and 1993 were 4.9%, 3.4%, and 2.9%, respectively.

Note 9 - Long-Term Borrowings

Following is a summary of long-term borrowings at December 31, 1995 and 1994 (in thousands):
                                              1995          1994

   Floating rate term note due 1996         $     -       $10,350
   Other long-term borrowings                   108           288
                                            $   108       $10,638


The Company obtained a $30,000,000 unsecured term credit facility
(credit facility), maturing in 1996, to finance certain acquisitions in July 1991.  The credit facility, which had an original term of five years, required semiannual principal payments with a final installment
due June 30, 1996.   The Company retired its credit facility with
payment of the remaining principal balance of $10,350,000 on June 26, 1995. Interest, paid quarterly, floated at LIBOR plus 1.25%. The weighted average interest rate paid on this facility, including the cost of the interest rate swap described in Note 13, was 7.8%, 7.5%, and 7.6% in 1995, 1994 and 1993,
respectively.

Other long-term borrowings consist of capital lease obligations payable which mature during 1996. The weighted average interest rate paid on these obligations payable during 1995, 1994, and 1993 was 10.5%.


Note 10 - Capital Stock

In 1982, an incentive stock option plan was approved under which options to purchase shares of common stock could be granted to key officers. Under the plan, selected officers and nonofficers could be granted options to purchase the Company's common stock at an exercise price equal to the stock's fair market value at the grant date. The options could be exercised only during the period commencing two years after the grant date, and ending 10 years thereafter. In 1992, the plan expired leaving no shares available for future grants.

In December 1993, an incentive stock option plan was adopted by the Company's Board of Directors under substantially the same terms as the 1982 plan. The plan provides for the issuance of options to purchase up to a maximum of 375,000 shares of common stock. Through December 31, 1995, the Board of Directors granted options to purchase 219,750 shares leaving 155,250 shares available for future grants at December 31, 1995. On January 2, 1996, the Board of Directors granted options to purchase 80,000 shares leaving 76,000 shares available for future grants.

Following is a summary of the various incentive stock option plan transactions:

                                     Number of       Price
                                      Shares        Per Share       Total
Outstanding at December 31, 1992      336,003     $ 4.76-17.29    $4,596,525
 Granted                              101,250         24.00        2,430,000
 Exercised                            (47,274)      4.76-17.29      (468,711)
Outstanding at December 31, 1993      389,979       6.33-24.00     6,557,814
 Granted                                3,000         25.17           75,500
 Exercised                            (40,107)      6.33-17.29      (573,625)
Outstanding at December 31, 1994      352,872       7.71-25.17     6,059,689
 Granted                              115,500         25.67        2,964,500
 Exercised                            (36,197)      7.71-24.00      (444,137)
 Forfeited                            (26,370)      7.71-25.67      (622,200)
Outstanding at December 31, 199       405,805       9.58-25.67    $7,957,852

Exercisable at December 31, 1995      298,703


In 1988, a directors stock option plan, under which options to purchase up to a maximum of 90,000 shares of common stock could be granted, was approved by the Company's shareholders. Under the terms of this plan, each director who was not an employee of the Company or any of its subsidiaries was granted options to purchase shares of common stock at a price equal to the stock's fair market value at the grant date. In 1992, the plan expired leaving no shares available for future grants.

In December 1993, a directors stock option plan was adopted by the Company's Board of Directors under which options to purchase up to a maximum of 45,000 shares of common stock could be granted under the same terms as the 1988 plan. Through December 31, 1995, options to purchase 22,500 shares were granted leaving 22,500 shares available for future grants. Options are immediately exercisable at date of grant.

Following is a summary of the various directors stock option plan transactions:

                                     Number of     Price
                                      Shares     Per Share           Total
Outstanding at December 31, 1992      55,500     $10.13-22.00    $  804,890
 Exercised                            (6,000)     10.13-15.17        70,630
Outstanding at December 31, 1993      49,500      10.13-22.00       734,260
 Granted                              10,500         24.83          260,750
 Exercised                            (4,500)     11.67-22.00       (68,750)
Outstanding at December 31, 1994      55,500      10.13-24.83       926,260
 Granted                              12,000         27.13          325,500
 Exercised                            (1,500)        10.13          (15,190)
Outstanding at December 31, 1995      66,000      10.13-27.13    $1,236,570


In 1989, a dividend reinvestment plan was established and a maximum of 750,000 shares of common stock was authorized. This plan, which allows any shareholder to participate, permits reinvestment of all or a portion of current dividends in additional shares. Participants can also make additional cash payments of $25 to $3,000 per quarter to obtain additional shares. At December 31, 1995 and 1994, 638,893 and 657,029 shares, respectively, were available for future issuance under the plan.


Note 11 - Employee Benefits

The Company and certain of its subsidiaries participate in various noncontributory retirement plans covering substantially all full-time employees. The plans provide for payments to covered employees based on salary and years of service. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards but not more than is tax deductible.

The following table sets forth the funded status of the Company's defined benefit plan as of December 31, 1995 and 1994 and amounts recognized in the Company's consolidated financial statements as of and for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                          1995         1994
Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested
   benefits of $11,970 in 1995 and $8,796 in 1994     $ 12,254     $  9,102

Projected benefit obligation, for service rendered
 to date                                              $(16,020)    $(11,876)
Plan assets at fair value                               15,556       13,383
   Plan assets in excess of (less than) projected
     benefit obligation                                   (464)       1,507
   Unrecognized portion of net transition asset           (373)        (394)
   Unrecognized prior service cost                         554          601
   Unrecognized gain                                      (193)      (1,864)
Accrued pension expense included in other
 liabilities in the consolidated balance sheets       $   (476)    $   (150)



                                                     1995      1994     1993
Net pension cost included the
 following components:
   Service cost-benefits earned during
      year                                       $    662  $    620  $   599
   Interest cost on projected benefit
      obligation                                      995       982      890
   Actual return on plan assets                    (2,505)       33     (819)
   Net amortization and deferral                    1,378    (1,083)    (188)
                                                 $    530  $    552  $   482

The plan holds assets in a wide variety of diversified securities including U.S. Treasury and government agency obligations, municipal bonds, corporate bonds, common stocks, money market deposit accounts, certificates of deposit and cash. The plan holds a nominal amount of common stock of the Company.

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation was 7.75% for 1995, 8.75% for 1994 and 7.50% for 1993. The rate of increase in future compensation levels was 4.50% for 1995, 1994 and 1993. The expected long-term rate of return on assets was 8.50% for 1995, 1994 and 1993.

The Company and its subsidiaries have an employee savings plan covering substantially all employees. Employee benefit expense related to this plan was $959,000, $1,058,000 and $1,033,000 in 1995, 1994 and 1993, respectively.
The employee savings plan's investments include in total approximately 872,776 and 792,760 shares of the Company's common stock at December 31, 1995 and 1994, respectively.


Note 12 - Income Taxes

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $386,000 was determined as of January 1, 1993.

The components of income tax expense(benefit) for the years ended
December 31, 1995, 1994 and 1993 are as follows (in thousands):


                                      1995        1994        1993
Current income taxes:
 Federal                            $12,093     $10,931     $ 9,986
 State                                1,342         717       1,248
Deferred income taxes                   672          49     (1,849)
                                    $14,107     $11,697     $ 9,385



A reconciliation of expected income tax expense to Federal income tax expense computed by applying the Federal statutory rate of 35% to income before income taxes for the years ended December 31, 1995, 1994 and 1993 to reported income tax expense is as follows (in thousands):


                                                  1995        1994      1993
Income  tax expense at statutory rate           $13,947     $12,506   $ 9,969
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                            (1,025)     (1,269)   (1,680)
  Goodwill amortization                             403         399       426
  State income taxes, net of Federal income
   tax benefit                                      872         466       811
  Other, net                                        (90)       (405)     (141)
Income tax expense                              $14,107     $11,697   $ 9,385

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities for the years ended December 31, 1995, 1994 and 1993 are presented below
(in thousands):

                                              1995           1994
Deferred tax assets:
 Unrealized loss on securities
   available-for-sale                      $   185       $  6,137
 Loans, principally due to reserve
   for possible loan losses                  6,484          6,535
 Deferred expenses                             893          1,293
 Deferred fees                                 641            856
 Other                                         250            568
   Gross deferred tax assets                 8,453         15,389
   Less valuation allowance                   (624)          (835)
   Total deferred tax assets                 7,829         14,554
Deferred tax liabilities:
 Investment securities                         200            149
 Fixed asset basis differences               3,433          3,585
   Total gross deferred tax liabilities      3,633          3,734
   Net deferred tax asset                  $ 4,196        $10,820


A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Firstbank has established a valuation allowance in the amount of $624,000, $835,000 and $944,000 for deferred tax assets at December 31, 1995, 1994 and 1993, respectively.


Note 13 - Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included in the consolidated balance sheets.

The following represents the Company's off-balance-sheet financial instruments at December 31, 1995 and 1994 (in thousands):

                                                 Contractual or
                                                Notional Amount
                                                1995       1994
Financial instruments whose contractual
  amounts represent credit risk:
     Commitments to extend credit             $182,830   $182,316
     Standby letters of credit                  11,692     11,743


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Of the total commitments to extend credit at December 31, 1995, approximately $67,559,000 at interest rates ranging from 8.75% to 14.25% represent fixed-rate loan commitments. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral to support those commitments for which collateral is deemed necessary.


Note 14 - Fair Value of Financial Instruments

The fair value estimates of the Company's financial instruments, and the methods and assumptions used in determining these values at December 31, 1995 and 1994, are set forth below (in thousands):

                                      1995                      1994
                              Carrying    Estimated     Carrying    Estimated
                               Amount     Fair Value     Amount     Fair Value
Balance sheet assets:
 Cash and due from banks    $   83,738  $   83,738   $   76,010    $   76,010
 Short-term investments         13,886      13,886       17,110        17,110
 Investment securities:
   Available-for-sale          412,299     412,299      412,439       412,439
   Held-to-maturity             44,620      46,156       55,778        56,029
 Loans, net                  1,218,751   1,228,002    1,160,190     1,154,335
 Accrued income receivable      19,119      19,119       17,789        17,789

Balance sheet liabilities:
 Deposits                   $1,618,269  $1,619,196   $1,534,990    $1,531,085
 Short-term borrowings          35,388      35,388       92,764        92,764
 Long-term borrowings              108         108       10,638        10,638
 Accrued interest payable        7,417       7,417        4,755         4,755


The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and due from banks, short-term investments, accrued income receivable, short-term borrowings, and accrued interest payable - The carrying values reported in the consolidated balance sheets approximate fair values, due to the demand or short-term nature of these instruments.

Investment securities - Fair values of investment securities are based upon quoted market prices where available. If quoted market prices were not available, fair values are based upon quoted market prices of comparable instruments. Components of the market value by investment category and maturity distribution are included in Note 4 to the consolidated financial statements.

Loans, net - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate and installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming status.

For the various homogeneous categories of performing loans, the fair value is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair value of nonperforming loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the loan. Assumptions regarding credit risk, cash flows, and discount rates were judgmentally determined using available market and specific borrower information.

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, Super NOW and money market accounts, and savings accounts is equal to the amounts payable on demand as of December 31, 1995 and 1994. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-term borrowings - The interest rate on the Company's long-term borrowings is adjusted to the market rate of interest each quarter. Therefore, the carrying value approximates the market value for these instruments.

Commitments to extend credit and standby letters of credit - The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the parties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and, accordingly, the fair values of such instruments are immaterial for purposes of this disclosure.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at on time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has substantial trust operations that contribute net fee income annually. The trust operations are not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, property, equipment and goodwill.
In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.


Note 15 - Litigation

Various legal claims have arisen during the normal course of business which, in the opinion of management after discussion with legal counsel, will not result in any material liability to the Company.

Note 16 - Parent Company Financial Information

Subsidiary bank dividends are the principal source of funds for payment of dividends by the Company to its shareholders. Both Federal and state laws impose restrictions on the ability of the subsidiary banks to pay dividends. Internally, the Company has also established a policy whereby the subsidiary banks will maintain a minimum capital to assets ratio of 7.0%. Under the most stringent of these internal and external policies, the Company has approximately $30,773,000 available for dividends from its banking subsidiaries at December 31, 1995.

Following are condensed balance sheets as of December 31, 1995 and 1994 and the related condensed schedules of income and cash flows (in thousands) for each of the years in the three-year period ended December 31, 1995 of the Company (parent company only):

                                              December 31,
Condensed Balance Sheets                  1995            1994
Assets:
 Cash                                   $  4,054        $  4,960
 Investment in subsidiaries              166,558         145,760
 Excess of cost over fair value
   of net assets acquired                 14,481          15,590
 Other assets                             11,787          12,262
      Total assets                      $196,880        $178,572
Liabilities:
 Long-term borrowings                   $      -        $ 10,350
 Dividends payable                         2,275           1,964
 Other liabilities                         3,624           2,947
      Total liabilities                    5,899          15,261
Total shareholders' equity               190,981         163,311
      Total liabilities and
        shareholders' equity            $196,880        $178,572


                                                Years Ended December 31,
Condensed Schedules of Income              1995            1994         1993
Revenue:
 Cash dividends from subsidiaries       $ 20,525        $ 25,000     $ 18,070
 Management fees from subsidiaries         6,806           6,095        4,834
 Miscellaneous income                        180              21           83
      Total revenue                       27,511          31,116       22,987

Expenses:
 Interest on long-term borrowings            393           1,157        1,595
 Depreciation expense                      1,695           2,184          680
 Other expense                             9,877           9,180        9,969
      Total expenses                      11,965          12,521       12,244

Income before income tax benefits,
 equity in undistributed net income of
 subsidiary banks and cumulative effect
 of change in accounting principle        15,546          18,595       10,743
Income tax benefits                        1,554           2,201        2,528
                                          17,100          20,796       13,271
Equity in undistributed net income of
 subsidiaries                              8,642           3,238        6,447

Net income before cumulative effect of
 change in accounting principle           25,742          24,034       19,718

Cumulative effect of change in
 accounting principle                          -               -         (233)

 Net income                             $ 25,742        $ 24,034     $ 19,485

Condensed Schedules of Cash Flows               Years Ended December 31,
                                           1995            1994         1993
Cash and cash equivalents at beginning
 of year                                $  4,960        $  5,035     $  5,614

Cash flows from operating activities:
 Net income                               25,742          24,034       19,485
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization         2,804           2,588        2,085
     Equity in undistributed net income
      of subsidiaries                     (8,642)         (3,238)      (6,447)
     Other, net                              264            (542)        (912)
        Total adjustments                 (5,574)         (1,192)      (5,274)
   Net cash provided by operating
     activities                           20,168          22,842       14,211

Cash flows from investing activities:
 Purchases of premises and equipment        (807)         (2,774)      (4,356)
 Repayment of advances to subsidiaries         -               -          430
 Capital injections in subsidiaries       (1,100)         (6,430)           -
   Net cash used in
     investing activities                 (1,907)         (9,204)      (3,926)

Cash flows from financing activities:
 Net reductions of long-term debt        (10,350)         (6,650)      (5,300)
 Dividends paid                           (8,457)         (7,458)      (6,371)
 Proceeds from exercise of stock options     459             643          538
 Proceeds from dividend reinvestment plan     503            450          443
 Purchases of shares for treasury          (1,322)          (698)        (174)
   Net cash used in financing activities  (19,167)       (13,713)     (10,864)

   Net decrease in cash and
     cash equivalents                        (906)           (75)        (579)
Cash and cash equivalents at end of year $  4,054       $  4,960     $  5,035


Note 17 - Noninterest Income and Expense

Details of noninterest income and expense for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                           1995            1994         1993
Noninterest income:
 Securities gains, net                   $    28        $   137      $     4
 Revenues from fiduciary activities        5,986          5,452        4,926
 Service charges on deposit accounts       5,836          6,155        6,164
 Mortgage lending activities               2,561          2,078        1,997
 Investment services                       1,594          1,224          631
 Other                                     4,163          3,856        4,520
   Total noninterest income              $20,168        $18,902      $18,242

Noninterest expense:
 Salaries and employee benefits          $30,882        $31,990      $33,074
 Net occupancy                             4,486          4,604        4,602
 Equipment                                 4,729          4,851        4,396
 FDIC and other insurance                  2,373          4,180        4,360
 Postage, printing and supplies            2,614          2,739        2,568
 Professional                              2,118          2,110        2,574
 Data processing                             214            527        1,736
 Other                                     7,505          8,425        9,517
   Total noninterest expense             $54,921        $59,426      $62,827

Note 18 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for each of the years in the two-year period ended December 31, 1995:


                                      First     Second     Third     Fourth
                                     Quarter   Quarter    Quarter    Quarter
                                       (in thousands except per share data)

                                                     1995

Total interest income                $32,166   $33,324    $34,014    $34,897
Total interest expense                13,224    14,328     14,995     14,939
   Net interest income                18,942    18,996     19,019     19,958
Provision for possible loan losses       575       578        587        573
Income before income taxes             9,589     9,845     10,116     10,299
Net income                             6,189     6,350      6,493      6,710
Earnings per common share                .59       .61        .62        .64


                                                     1994

Total interest income                $29,679   $30,845    $31,615    $32,115
Total interest expense                10,455    10,934     11,440     12,228
   Net interest income                19,224    19,911     20,175     19,887
Provision for possible loan losses       736       734        788        684
Income before income taxes             8,307     9,007      9,423      8,994
Net income                             5,546     5,978      6,243      6,267
Earnings per common share                .53       .57        .60        .60

                         MANAGEMENT'S REPORT




The accompanying consolidated financial statements and other financial information of Firstbank of Illinois Co. have been prepared by and are the responsibility of management. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon informed judgments and estimates by management.

Firstbank maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with established policies and practices, and transactions are properly recorded so as to permit preparation of consolidated financial statements which fairly present the financial position and results of operations in accordance with generally accepted accounting principles.

The consolidated financial statements have been audited by KPMG Peat Marwick LLP, the Company's independent auditors, whose report is included herein. In addition, Firstbank has a professional staff of internal auditors who coordinate their audits with the procedures performed by the independent auditors.

The Examining Committee of the Board of Directors, composed of directors who are not employees of the Company, meets periodically with management, the internal auditors and independent auditors to discuss the adequacy of internal accounting controls and the quality of financial reporting. Both the independent auditors and the internal auditors have free access to the Examining Committee.



MARK H. FERGUSON                        CHRIS R. ZETTEK
Chairman of the Board,                  Executive Vice President and
President and                           Chief Financial Officer
Chief Executive Officer

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
of Firstbank of Illinois Co.:


We have audited the accompanying consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank of Illinois Co. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


St. Louis, Missouri
January 17, 1996

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.



                              Part III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this item is set forth in the Company's definitive proxy statement and is hereby incorporated by reference.


Item 11.  Executive Compensation

          The information required by this item is set forth in theCompany's definitive proxy statement and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is set forth in the Company's definitive proxy statement and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

          The information required by this item is set forth in the Company's definitive proxy statement and is hereby incorporated by reference.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) (1) List of Financial Statements Filed

          The consolidated financial statements were included in Part II,
          Item 8.  See Index on page 30 of this report.

          (a) (2) List of Financial Statement Schedules Filed

          All schedules are omitted as such information is inapplicable or is included in the consolidated financial statements.

          (a) (3) List of Exhibits filed

          See Exhibit Index on page 58 of this report.

          (b)  Reports on Form 8-K

          Firstbank of Illinois Co. filed a report on Form 8-K, dated December 1, 1995, announcing that the Company had completed its acquisition of Confluence Bancshares Corporation and its wholly-owned subsidiary, Duchesne Bank, on November 30, 1995.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, State of Illinois, on March 27, 1996.


                                 FIRSTBANK OF ILLINOIS CO.
                                 Registrant



                                 /s/ Mark H. Ferguson
                                 Mark H. Ferguson
                                 Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1996.


/s/ Mark H. Ferguson             /s/ Chris R. Zettek
Mark H. Ferguson                 Chris R. Zettek
Chairman, President and          Executive Vice President,
Chief Executive Officer          Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer)

/s/ Leo J. Dondanville, Jr.      /s/ Daniel R. Davis
Leo J. Dondanville, Jr.          Daniel R. Davis
Director                         Vice President and Controller
                                 (Principal Accounting Officer)


/s/ William T. Grant, Jr.        /s/ William R. Schnirring
William T. Grant, Jr.            William R. Schnirring
Director                         Director

/s/ William B. Hopper            /s/ Robert L. Sweney
William B. Hopper                Robert L. Sweney
Director                         Director

/s/ Robert W. Jackson            /s/ E. Jack Thornburg
Robert W. Jackson                E. Jack Thornburg
Director                         Director

/s/ Richard E. Zemenick          /s/ P. Richard Ware
Richard E. Zemenick              P. Richard Ware
Director                         Director

                       FORM 10-K EXHIBIT INDEX

Exhibit
Number                                                Page

(3) (a) Certificate of Incorporation.
         Incorporated herein by reference
         to Exhibit 3(a) of Form S-4,
         Registration No. 33-07701.                    N/A

(3) (b) Bylaws.  Incorporated herein by
         reference to Exhibit 3(b) of Form
         S-4, Registration No. 33-07701.               N/A

(10) (a) Firstbank of Illinois Co. Executive
         Incentive Stock Option Plan.
         Incorporated herein by reference to
         Proxy Statement for 1988 Annual
         Meeting of Shareholders,
         Commission File No. 0-8426.                   N/A

(10) (b) Firstbank of Illinois Co. Directors'
         Stock Option Plan.  Incorporated
         herein by reference to Proxy
         Statement for 1988 Annual Meeting of
         Shareholders, Commission File No. 0-8426.     N/A

(10) (c) Firstbank of Illinois Co. Executive
         Incentive Stock Option Plan.
         Incorporated herein by reference to
         Proxy Statement for 1995 Annual
         Meeting of Shareholders,
         Commission File No. 0-8426.                   N/A

(10) (d) Firstbank of Illinois Co. Directors'
         Stock Option Plan.  Incorporated
         herein by reference to Proxy
         Statement for 1995 Annual Meeting of
         Shareholders, Commission File No. 0-8426.     N/A

(11)    Computation of Earnings Per Common Share.       59

(22)    List of Subsidiaries.                           60

(24)    Consents.                                       61



N/A - Exhibit incorporated by reference and is not included herein.

                                                           Exhibit 11

              Computation of Earnings Per Common Share



                                          Years Ended December 31,

                                    1995            1994            1993

Net income before cumulative
 effect of change in
 accounting principle           $25,742,000     $24,034,000     $19,099,000
Cumulative effect of change
 in accounting principle                  -               -         386,000
Net income                      $25,742,000     $24,034,000     $19,485,000


Weighted average common
 shares outstanding              10,335,029      10,319,382      10,254,744

Plus weighted average
 common share equivalents:
   Assuming exercise of
   outstanding stock options        142,902         125,729         141,461

Weighted average common
 shares and common share
 equivalents outstanding         10,477,931      10,445,111      10,396,205



Earnings per common
 share before cumulative
 effect of change in
 accounting principle           $      2.46     $      2.30     $      1.84

Cumulative effect of
 change in accounting
 principle                                -               -             .03

Earnings per common share       $      2.46     $      2.30     $      1.87

                                                           Exhibit 22

                        List of Subsidiaries

Name of Subsidiary                 State of Incorporation

Central Banc System, Inc.
Fairview Heights, Illinois         Illinois


Central Bank
Fairview Heights, Illinois         Illinois


Colonial Bancshares, Inc.
Des Peres, Missouri                Missouri


Colonial Bank
Des Peres, Missouri                Missouri


Duchesne Bank
St. Peters, Missouri               Missouri


Elliott State Bank
Jacksonville, Illinois             Illinois


FFG Investments Inc.
Springfield, Illinois              Illinois


FFG Trust, Inc.
Springfield, Illinois              Illinois


Farmers and Merchants Bank
  of Carlinville
Carlinville, Illinois              Illinois


The First National Bank of
  Central Illinois                 United States
Springfield, Illinois              (National Bank Act)


First Trust and Savings Bank
  of Taylorville
Taylorville, Illinois              Illinois

                                                           Exhibit 24





                    Independent Auditors' Consent


The Board of Directors and Shareholders
Firstbank of Illinois Co.:


We consent to incorporation by reference in the Registration Statements
Nos. 33-80560 and 33-80562) on Form S-8 and the Registration Statement
(No. 33-32303) on Form S-3 of Firstbank of Illinois Co. of our report dated January 17, 1996, relating to the consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Firstbank of Illinois Co.


                                   KPMG PEAT MARWICK LLP



St. Louis, Missouri
March 27, 1996
                                  PAGE 61


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, State of Illinois, on March 27, 1996.


                                 FIRSTBANK OF ILLINOIS CO.
                                 Registrant





                                 Mark H. Ferguson
                                 Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1996.




Mark H. Ferguson                   Chris R. Zettek
Chairman, President and            Executive Vice President,
Chief Executive Officer            Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)



Leo J. Dondanville, Jr.            Daniel R. Davis
Director                           Vice President and Controller
                                   (Principal Accounting Officer)




William T. Grant, Jr.              William R. Schnirring
Director                           Director



William B. Hopper                  Robert L. Sweney
Director                           Director



Robert W. Jackson                  E. Jack Thornburg
Director                           Director



Richard E. Zemenick                P. Richard Ware
Director                           Director