Form 10-Q
period 1996-03-31
FIRSTBANK OF ILLINOIS CO
filed 1996-05-14
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1996              Commission file number 0-8426



                              FIRSTBANK OF ILLINOIS CO.
             (exact name of registrant as specified in its charter)



          DELAWARE                                            37-6141253
(State of other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                          Identification No.)


     205 S. Fifth Street
    Springfield, Illinois                                          62701
(address of principal executive offices)                         (Zip code)



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

Common stock, par value $1.00 per share -- 10,338,295 shares outstanding on March 31, 1996.



Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                       March 31,   December 31,
                                                         1996         1995

ASSETS
Cash and due from banks                               $   82,462     $  83,738
Short-term investments                                    44,636        13,886
Investment securities:
  Available-for-sale, at market value                    453,663       412,299
  Held-to-maturity, at amortized cost (market values of
    $44,123 and $46,156 for 1996 and 1995, respectively)  42,178        44,620
       Total investment securities                       495,841       456,919

Loans                                                  1,220,533     1,242,377
Unearned discount                                         (4,775)       (5,579)
    Loans, net of unearned discount                    1,215,758     1,236,798
Reserve for possible loan losses                         (18,421)      (18,047)
    Loans, net                                         1,197,337     1,218,751

Premises and equipment, net                               41,595        41,457
Accrued income receivable                                 19,493        19,119
Other assets                                              29,824        29,424
       Total assets                                   $1,911,188    $1,863,294

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                 $  252,144    $  260,910
  Interest-bearing                                     1,404,212     1,357,359
       Total deposits                                  1,656,356     1,618,269

Short-term borrowings                                     36,500        35,388
Other liabilities                                         23,346        18,548
Long-term borrowings                                          48           108
       Total liabilities                               1,716,250     1,672,313

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued--1,000,000 shares                    -             -
Common stock, par value $1 per share:
  Authorized--20,000,000 shares
  Issued including shares in treasury--10,348,026 shares
    in 1996 and 1995                                      10,348        10,348
Capital surplus                                           42,681        42,826
Retained earnings                                        142,866       138,541
Unrealized losses on investment
   securities, net                                          (650)         (343)
Less treasury stock at cost:  9,731 shares in 1996
   and 12,551 shares in 1995                                (307)         (391)
       Total shareholders' equity                        194,938       190,981
       Total liabilities and shareholders' equity     $1,911,188    $1,863,294

See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)
                                                     Three Months Ended
                                                         March 31,
                                                       1996      1995
INTEREST INCOME
Loans                                                $27,355   $25,480
Investment securities:
  Taxable                                              6,029     5,704
  Exempt from Federal income tax                         540       667
Short-term investments                                   536       315
     Total interest income                            34,460    32,166

INTEREST EXPENSE
Deposits                                              14,640    12,086
Short-term borrowings                                    455       932
Long-term borrowings                                       2       206
     Total interest expense                           15,097    13,224

     Net interest income                              19,363    18,942
Provision for possible loan losses                       717       575

     Net interest income after
     provision for possible loan losses               18,646    18,367

NONINTEREST INCOME
Securities gains, net                                      9         8
Revenues from fiduciary activities                     1,453     1,475
Service charges on deposit accounts                    1,407     1,456
Mortgage lending activities                              693       287
Investment services                                      530       390
Other                                                  1,028     1,365
     Total noninterest income                          5,120     4,981

NONINTEREST EXPENSE
Salaries and employee benefits                         7,512     7,596
Net occupancy                                          1,175     1,118
Equipment                                              1,126     1,196
Other                                                  3,329     3,849
     Total noninterest expense                        13,142    13,759

Net income before income taxes                        10,624     9,589

Income tax expense                                     3,815     3,400

Net income                                           $ 6,809   $ 6,189


Earnings per common share                            $  0.65   $  0.59

See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited)
(in thousands of dollars)
                                                            Three Months Ended
                                                                 March 31,
                                                              1996      1995
OPERATING ACTIVITIES
 Net income                                               $  6,809  $  6,189
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                             2,509     2,772
   Provision for possible loan losses                          717       575
   Writedowns in value and losses incurred on other
    real estate owned                                            2        10
   (Increase) decrease in accrued income receivable           (374)      843
   Other, net                                                3,866     2,912
   Originations of loans for sale                          (39,295)  (15,495)
   Proceeds from sale of loans                              37,783    14,881
      Net cash provided by operating activities             12,017    12,687

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                     (253,312)   (5,940)
   Held-to-maturity                                         (3,343)     (892)
 Proceeds from sales of investment securities
   Available-for-sale                                       14,171    30,471
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                      196,349    10,704
   Held-to-maturity                                          5,761     2,870
 Purchases of premises and equipment                        (1,376)     (532)
 Proceeds from sales of premises and equipment                  11        34
 Proceeds from sales of other real estate owned                244       718
 Net loan principal collected (loans originated)            22,150    (3,704)
   Net cash provided by (used in) investing activities     (19,345)   33,729

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing deposit accounts       (8,766)  (18,142)
 Net increase (decrease) in savings, NOW and money market
  deposits                                                  13,788   (30,084)
 Net increase in certificates of deposit                    33,065    93,553
 Net increase (decrease) in short-term borrowings            1,112   (59,109)
 Principal payments under capital lease obligations            (60)      (43)
 Cash dividends paid                                        (2,276)   (1,974)
 Proceeds from exercise of common stock options                129       111
 Proceeds from dividend reinvestment plan                      143       115
 Purchase of shares for treasury                              (333)       (7)
      Net cash provided by (used in) financing activities   36,802   (15,580)

Increase in cash and cash equivalents                       29,474    30,836
Cash and cash equivalents at beginning of year              97,624    93,120
Cash and cash equivalents at end of period                $127,098  $123,956

Supplemental information:
  Income taxes paid                                       $    140  $    -
  Interest paid                                             13,795    11,865
  Noncash transfers of loans to other real estate               59       559

See accompanying notes to interim consolidated condensed financial statements.

PART I.   FINANCIAL INFORMATION ... Continued

Item 1.   Financial Statement ... Continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

March 31, 1996

1. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. On November 30, 1995, the Company acquired Confluence Bancshares Corporation (Confluence) and its wholly-owned subsidiary, Duchesne Bank (Duchesne). Duchesne, headquartered in St. Peters, Missouri, operates two banking offices in St. Charles County. Duchesne had total assets of $82,000,000 on the date of acquisition. The transaction, an exchange of 500,000 shares of Company common stock for all of the issued and outstanding common stock of Confluence, was recorded under the pooling-of-interests method of accounting on the date of acquisition. The consolidated condensed financial statements included herein have been restated to include Confluence's operating results.

3. The Company retired its unsecured term credit facility (credit facility) with a remaining principal balance of $10,350,000 on June 26, 1995. The credit facility, which had an original term of five years, required semiannual principal payments with a final installment due June 30, 1996. The Company obtained the $30,000,000 credit facility on April 25, 1991 to finance the acquisitions of PBM Bancorp, Inc. and Central Banc System, Inc.

4. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $37,783,000 and $14,881,000 sold during the first three months of 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995, the Company serviced loans aggregating $316,282,000 and $299,041,000, respectively, which were owned by others.

Part I.     Financial Information ... Continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

General

      The acquisition of Confluence Bancshares Corporation was consummated during November of 1995. The transaction was accounted for as a pooling-of-interests and, accordingly, all previously reported financial information has been restated to reflect its addition.

      As discussed in note 3 to the interim consolidated condensed financial statements included herein, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend distributed April 1, 1995. All references to number of shares, per share amounts, and common stock outstanding for all periods presented prior to that time have been restated to reflect the stock split.

Consolidated Balance Sheet Analysis

      Total assets at March 31, 1996 were $1,911,188, up $47,894 from $1,863,294 at December 31, 1995. During the first three months of 1996, the Company repositioned its interest earning assets and liabilities to maximize earnings and insure liquidity for future investment opportunities. Increases in short-term investments of $30,750 and investment securities of $38,922 were funded by certificates of deposit growth and net loan paydowns.
Brokered certificates of deposit of $30,000 were largely responsible for the $38,087 increase in total deposits. These time deposits were obtained during a down-turn in interest rates during the first quarter to facilitate interest rate risk management by securing low-rate long-term funding for term lending opportunities. Net loan paydowns of $21,040 from December 31, 1995, also provided available funding as competitive interest rate and seasonal pressures in the marketplace precluded immediate reinvestment in loans.

      Average earning assets, as a percentage of average total assets, increased slightly in the first quarter of 1996 to 92.32% from 92.22% at December 31, 1995. The current loan-to-deposit ratio of 73.40% decreased from the year-end level of 76.43% primarily as interest-bearing deposits increased $46,853 and loans, net of unearned discount, decreased $21,040.

      Loan Portfolio

      The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of March 31, 1996 and December 31, 1995:
                                March 31,    % of     December 31,   % of
                                   1996      total        1995       total


  Commercial, financial
    and agricultural           $  273,767    22.43%   $  280,347     22.57%

  Real estate - construction       54,551     4.47        56,961      4.58
  Real estate - mortgage          656,144    53.76       663,508     53.41

  Installment                     236,071    19.34       241,561     19.44
          Total loans          $1,220,533   100.00%   $1,242,377    100.00%

      The Company manages exposure to credit risk through loan portfolio diversification by customer, industry, and loan type. Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

      The Company's loan portfolio at March 31, 1996, includes $90,836, or 7.4% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

      Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

      The Company is not aware of any loans classified for regulatory purposes at March 31, 1996, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at March 31, 1996.

      Reserve For Possible Loan Losses

      The reserve for possible loan losses at March 31, 1996 was 1.52% of outstanding loans as compared to 1.46% at December 31, 1995. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 159% of the Company's nonperforming loans at March 31, 1996.

      The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:

                                       Three Months Ended  Twelve Months Ended
                                           March 31,          December 31,
                                             1996                 1995

   Average loans outstanding              $1,222,463           $1,197,959

   Reserve at beginning of year           $   18,047           $   18,360
   Provision for possible loan losses            717                2,313

   Charge-offs:
   Commercial, financial and
     agricultural loans                          154                1,352
   Real estate - mortgage loans                  143                  924
   Real estate - construction loans                -                    -
   Installment loans                             416                1,831
                                                 713                4,107
   Recoveries:
   Commercial, financial and
     agricultural loans                           94                  439
   Real estate - mortgage loans                  104                  507
   Real estate - construction loans                -                    -
   Installment loans                             172                  535
                                                 370                1,481
   Net charge-offs                               343                2,626

   Reserve at end of period               $   18,421           $   18,047

   Net charge-offs to average loans             0.03%                0.22%


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

      Nonaccrual, Restructured and Past Due Loans

      Nonperforming loans as a percentage of total loans was 0.96% at March 31, 1996, up slightly from 0.89% at December 31, 1995. The Company's level of nonperforming loans increased slightly in the first quarter of 1996 to $11,621 from 10,999 at December 31, 1995.

Nonperforming loans at March 31, 1996 and December 31, 1995, include the following:
                                               March 31,        December 31,
                                                 1996              1995
        Commercial, financial and
          agricultural                        $ 3,333           $ 3,273
        Real estate - construction                621               327
        Real estate - mortgage                  6,981             6,431
        Installment                               686               968
            Total                             $11,621           $10,999

        Nonaccrual loans (1)                  $ 9,317           $ 8,261
        Loans past due 90 days or more (2)      2,012             2,392
        Restructured loans (3)(4)                 292               346
            Total nonperforming loans         $11,621           $10,999

        Nonperforming loans to
          total loans                            0.96%              .89%

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

      In the normal course of business, the Company's practice is to consider and act upon borrowers' requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request. In general, loans which the Company renews at maturity require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in the economic conditions.

      Potential Problem Loans

      As of March 31, 1996, twelve loan relationships with a total principal balance of approximately $1,290 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

      Foreign Outstandings

      The Company had no loans to any foreign countries on any of the dates specified in the tables.

Liquidity and Interest Rate Sensitivity

      Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at March 31, 1996, individually and cumulatively, through various time horizons.

      At December 31, 1995 and March 31, 1996, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets.

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

      This traditional method of measuring interest rate risk does not, in management's opinion, adequately assess many of the variables that affect the Company's net interest margin. As a result Firstbank places more emphasis on the use of simulation analysis. Using this technique, the impact of various interest rate scenarios on Firstbank's net interest margin are analyzed and management strategies are adjusted to maintain the interest margin within certain tolerance ranges.

      The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1995, the analysis projected net interest income to decrease 2.5% and the net interest margin to contract 11 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 2.0% and the net interest margin to expand by 9 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The March 31, 1996 simulation analysis, using the assumptions described above, projected net interest income to decrease by 2.6% and the net interest margin to contract by 12 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 1.9% and the net interest margin projected to expand
9 basis points.

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

      The Company has approximately 91% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $650 and $343 at March 31, 1996 and December 31, 1995, respectively, and are reflected as a reduction in the equity section of the balance sheet. The current unrealized loss as a percent of the total available-for-sale market value represents .22%, an indication that the aggregate yield is very close to current market rates.

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

      The Company's March 31, 1996 equity-to-asset and tangible equity-to-asset ratios remained stable at 10.20% and 9.50% as compared to 10.25% and 9.52%, respectively, at the end of 1995. The March 31, 1996 equity-to-asset ratio excluding investment security unrealized holding losses is 10.23%.

      At March 31, 1996, the Company and its banking subsidiaries all exceeded their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 14.53%, 15.58% and 9.67%, respectively at March 31, 1996. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

      Shareholders' equity represents book value and tangible book value per common share of $18.86 and $17.43, respectively, at March 31, 1996, as compared to $18.47 and $17.02, respectively, at December 31, 1995.

Consolidated Income Statement Analysis

      Net income for the three months ended March 31, 1996 was $6,809 as compared to net income for the corresponding period of 1995 of $6,189. The improvement in earnings is attributable to increased net interest income and the successful efforts to reduce the Company's net noninterest expense through a combination of increased revenues and various cost reduction measures. Earnings per share for the three month period was $.65 as compared to the 1995 amount of $.59, an increase of 10.2%.

      Net Interest Income

      Net interest income for the first three months of 1996 was $19,363, or $421 above the first three months of 1995 as a result of increased loan and investment volumes. However, interest rates have risen on the Company's funding, most notably in the time deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the first quarter was 4.54% versus 4.73% for the same period a year ago as the average cost of time deposits increased from 4.86% to 5.53% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

      Provision For Possible Loans Losses

      The provision for possible loan losses was increased to $717 for the first three months of 1996 from $575 in the comparable 1995 period. The increase represents an adjustment for the Company's increased loan volume.

      Noninterest Income

      Noninterest income for the first three months of 1996 was up 2.8% as compared to the corresponding period in 1995. While securities gains, net, revenues from fiduciary activities and services charges on deposit accounts remained flat or declined slightly in comparison to the same period a year ago, mortgage banking income increased $407 over 1995.

      Noninterest Expense

      Noninterest expense declined 4.5% for the first three months of 1996
compared to the same period of 1995.   Current year expense reductions have
resulted from the reduction in deposit insurance premiums paid during 1996 as compared to the same period a year ago. All other expense levels remained relatively flat.

      Income Taxes

      Income taxes of $3,815 for the first three months of 1996 exceeded the corresponding 1995 period amount by 12.2%. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the first quarter of 1996 was 35.9% as compared to 35.5% in the same period of 1995.

EFFECT OF NEW ACCOUNTING STANDARDS

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").

      SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. The statement requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss can be recognized. If the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 also requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

      As of the adoption date of January 1, 1996, the Company had no long-lived assets considered impaired, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

      SFAS 123 provides guidance for accounting and reporting standards for stock-based employee compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for

Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 and been applied. Under the fair value based method, compensation cost is measured at the grant date on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans, including the Company's stock option plan, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized.

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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)
                                                   Three Months Ended                Three Months Ended
                                                     March 31, 1996                    March 31, 1995
                                                        Interest   Average                Interest   Average
                                              Average   Income/    Yield/       Average   Income/    Yield/
                                              Balance   Expense    Rate         Balance   Expense    Rate
ASSETS
Earning assets:
  Loans                                    $1,222,463   $27,418     9.02%    $1,174,082   $25,547   8.82%
  Investment securities:
    Taxable                                   441,943     6,029     5.49        411,164     5,704   5.63
    Nontaxable                                 35,577       745     8.42         45,089       931   8.37
  Short-term investments:
    Federal funds sold                         39,591       521     5.29         20,105       306   6.17
    Other short-term investments                1,342        15     4.50            614         9   5.94
      Total earning assets                  1,740,916    34,728     8.02      1,651,054    32,497   7.98

Nonearning assets:
  Cash and due from banks                      74,262                            66,973
  Premises and equipment                       41,627                            43,590
  Reserve for possible loan losses            (18,300)                          (18,352)
  Other assets                                 47,165                            49,477
      Total nonearning assets                 144,754                           141,688

      Total assets                         $1,885,670                        $1,792,742

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market accounts   $  615,630   $ 4,018      2.63%   $  609,917    $ 3,791  2.52%
  Time deposits                               772,677    10,622      5.53       692,138      8,295  4.86
Federal funds purchased and securities
   sold under repurchase agreements            38,029       450      4.76        63,875        903  5.73
Other short-term borrowings                       739         5      2.72         2,484         29  4.73
Long-term borrowings                               85         2      9.46        10,620        206  7.87
     Total interest-bearing liabilities     1,427,160    15,097      4.25     1,379,034     13,224  3.89

Noninterest-bearing deposits                  244,912                           232,191
Other liabilities                              20,195                            15,140

Total liabilities                           1,692,267                         1,626,365

SHAREHOLDERS' EQUITY                          193,403                           166,377

Total liabilities and
  shareholders' equity                     $1,885,670                        $1,792,742

Net interest income/net yield
   on earning assets                                    $19,631      4.54%                 $19,273  4.73%

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations...continued
(in thousands of dollars)
                                  Remaining Maturity if Fixed Rate;
                        Earliest Possible Repricing Interval if Floating Rate

                                         3       Over 3      Over 1
                                       months    months -    year -      Over
                                         or        12          5           5
                                        less     months      years       years        Total
INTEREST-EARNING ASSETS
Loans                               $ 417,442   $ 262,179   $ 506,748   $  29,389   $1,215,758
Investment securities                 112,943     108,083     254,863      19,952      495,841
Other interest-earning assets          44,636        -           -           -          44,636
Total interest-earning assets       $ 575,021   $ 370,262   $ 761,611   $  49,341   $1,756,235

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets         $ 621,055   $    -      $    -      $    -      $  621,055
C.D.'s over $100,000                   52,708      56,043       7,869           0      116,620
All other time deposits               246,993     250,062     169,104         378      666,537
Nondeposit interest-bearing
   liabilities                         35,879         669           0        -          36,548
Total interest-bearing liabilities  $ 956,635     306,774   $ 176,973   $     378   $1,440,760


GAP by Period                       $(381,614)  $  63,488   $ 584,638   $  48,963   $  315,475

Cumulative GAP                      $(381,614)  $(318,126)  $ 266,512   $ 315,475   $  315,475

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


     Firstbank of Illinois Co.

By:   /s/  Chris Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     May 10, 1996

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share

                                               Three Months Ended
                                                   March 31,
                                               1996           1995


Net Income                                $ 6,809,000    $ 6,189,000


Weighted average common
  shares outstanding                       10,336,875     10,331,823

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options                   174,313        139,878

Weighted average common shares
  and common share equivalents
  outstanding                              10,511,188     10,471,701


Net earnings per common share              $     0.65     $     0.59