Form 10-Q
period 1996-06-30
FIRSTBANK OF ILLINOIS CO
filed 1996-08-14
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1996               Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 10,324,225 shares outstanding on June 30, 1996.


Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                        June 30,   December 31,
                                                          1996         1995

ASSETS
Cash and due from banks                               $   99,195     $  83,738
Short-term investments                                     8,481        13,886
Investment securities:
  Available-for-sale, at market value                    465,115       412,299
  Held-to-maturity, at amortized cost (market values
      of $40,743 for 1996 and $46,156 for 1995)           39,037        44,620
       Total investment securities                       504,152       456,919

Loans                                                  1,243,360     1,242,377
Unearned discount                                         (4,200)       (5,579)
    Loans, net of unearned discount                    1,239,160     1,236,798
Reserve for possible loan losses                         (18,478)      (18,047)
    Loans, net                                         1,220,682     1,218,751

Premises and equipment, net                               41,679        41,457
Accrued income receivable                                 20,022        19,119
Other assets                                              30,769        29,424
       Total assets                                   $1,924,980    $1,863,294

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                 $  271,730    $  260,910
  Interest-bearing                                     1,376,201     1,357,359
       Total deposits                                  1,647,931     1,618,269

Short-term borrowings                                     64,006        35,388
Other liabilities                                         15,742        18,548
Long-term borrowings                                           -           108
       Total liabilities                               1,727,679     1,672,313

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury -- 10,352,403 shares
    in 1996 and 10,348,026 shares in 1995                 10,352        10,348
Capital surplus                                           42,499        42,826
Retained earnings                                        147,300       138,541
Unrealized losses on investment
   securities, net                                        (1,972)         (343)
Less treasury stock at cost:
   28,178 shares in 1996 and 12,551 shares in 1995          (878)         (391)
       Total shareholders' equity                        197,301       190,981
       Total liabilities and shareholders' equity     $1,924,980    $1,863,294



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                           Six Months EndedThree Months Ended
                                               June 30,         June 30,
                                           1996      1995      1996      1995

INTEREST INCOME
Loans                                    $54,529   $52,228   $27,174   $26,748
Investment securities:
  Taxable                                 12,301    10,976     6,272     5,272
  Exempt from Federal income tax           1,037     1,308       497       641
Short-term investments                       987       978       451       663
     Total interest income                68,854    65,490    34,394    33,324

INTEREST EXPENSE
Deposits                                  28,947    25,779    14,307    13,693
Short-term borrowings                        984     1,365       529       433
Long-term borrowings                           3       408         1       202
     Total interest expense               29,934    27,552    14,837    14,328

     Net interest income                  38,920    37,938    19,557    18,996
Provision for possible loan losses         1,434     1,153       717       578

     Net interest income after
     provision for possible loan losses   37,486    36,785    18,840    18,418

NONINTEREST INCOME
Securities gains, net                          9        20         -        12
Service charges on deposit accounts        2,964     2,902     1,557     1,446
Trust services                             2,197     2,196     1,094     1,106
Agricultural services                        820       872       470       487
Investment services                        1,269       824       739       434
Mortgage lending activities                1,414     1,077       721       703
Other                                      2,410     2,300     1,382     1,022
     Total noninterest income             11,083    10,191     5,963     5,210

NONINTEREST EXPENSE
Salaries and employee benefits            15,418    15,053     7,906     7,457
Net occupancy                              2,320     2,246     1,145     1,128
Equipment                                  2,295     2,372     1,169     1,176
FDIC and other insurance                     293     1,985       160       990
Postage, printing and supplies             1,354     1,228       632       629
Professional                               1,080       974       629       506
Other                                      4,317     3,684     2,294     1,897
     Total noninterest expense            27,077    27,542    13,935    13,783

Net income before income taxes            21,492    19,434    10,868     9,845

Income tax expense                         7,767     6,895     3,952     3,495

Net income                               $13,725   $12,539   $ 6,916   $ 6,350

Earnings per common share                $  1.31   $  1.20   $  0.66   $  0.61



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                              1996      1995


OPERATING ACTIVITIES
 Net income                                               $ 13,725   $ 12,539
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                             4,873      5,317
   Provision for possible loan losses                        1,434      1,153
   Gains incurred on other real estate owned                   (52)        (3)
   Increase in accrued income receivable                      (903)      (395)
   Gain on sale of loans                                      (129)         -
   Other, net                                               (4,614)     1,960
   Originations of loans for sale                          (77,191)   (38,308)
   Proceeds from sale of loans                              74,411     37,960
      Net cash provided by operating activities             11,554     20,223

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                     (411,865)   (24,960)
   Held-to-maturity                                         (3,343)    (2,294)
 Proceeds from sales of investment securities
   Available-for-sale                                       14,171     50,720
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                      340,742     21,746
   Held-to-maturity                                          8,881      6,386
 Purchases of premises and equipment                        (2,758)    (1,496)
 Proceeds from sales of premises and equipment                  11         39
 Proceeds from sales of other real estate owned                722        840
 Net loans originated                                         (669)   (19,932)
   Net cash provided by (used in) investing activities     (54,108)    31,049

FINANCING ACTIVITIES
 Net increase (decrease) in noninterest-bearing
    deposit accounts                                        10,820    (19,117)
 Net increase (decrease) in savings, NOW and
    money market deposits                                   10,827    (26,974)
 Net increase in certificates of deposit                     8,015     93,523
 Net increase (decrease) in short-term borrowings           28,618    (56,370)
 Principal payments under capital lease obligations           (108)       (88)
 Payments to retire long-term debt                               -    (10,350)
 Cash dividends paid                                        (4,756)    (4,148)
 Proceeds from exercise of common stock options                546        140
 Proceeds from dividend reinvestment plan                      303        246
 Purchase of shares for treasury                            (1,659)      (456)
      Net cash provided by (used in) financing activities   52,606    (23,594)

Increase in cash and cash equivalents                       10,052     27,678
Cash and cash equivalents at beginning of year              97,624     93,120
Cash and cash equivalents at end of period                $107,676   $120,798

Supplemental information:
  Income taxes paid                                       $  8,198   $  6,694
  Interest paid                                             29,275     24,727
  Noncash transfers of loans to other real estate              213        969



See accompanying notes to interim consolidated condensed financial statements.

PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  June 30, 1996

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

  2. On November 30, 1995, the Company acquired Confluence Bancshares Corporation (Confluence) and its wholly owned subsidiary, Duchesne Bank (Duchesne). Duchesne, headquartered in St. Peters, Missouri, operates two banking offices in St. Charles County. Duchesne had total assets of approximately $82 million on the date of acquisition. The transaction, an exchange of 500,000 shares of Firstbank common stock for all the outstanding common stock of Confluence, was recorded under the pooling-of-interests method of accounting on the date of acquisition. The consolidated condensed financial statements included herein have been restated to include Confluence's operating results.

  3. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $74,411,000 and $37,960,000 sold during the first six months of 1996 and 1995, respectively. At June 30, 1996 and December 31, 1995, the Company serviced loans aggregating $333,496,000 and $299,041,000, respectively, which were owned by others.

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

  Consolidated Balance Sheet Analysis

        Total assets at June 30, 1996 were $1,924,980, up $61,686 from $1,863,294 at December 31, 1995. During the first six months of 1996, the Company increased investment securities $47,233 with funding from a $29,662 increase in deposits and a $28,618 increase in short-term borrowings. In addition to investing new funds, investment security maturities of $340,742 were also reinvested during the first six months of 1996.

        Average earning assets, as a percentage of average total assets, decreased slightly in the second quarter of 1996 to 92.03% from 92.22% at December 31, 1995. The current loan-to-deposit ratio of 75.19% decreased from the year-end level of 76.43% as deposits increased at a faster rate than the loan portfolio in the first half of 1996.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of June 30, 1996 and December 31, 1995:

                                 June 30,     % of     December 31,    % of
                                   1996      total         1995       total


  Commercial, financial
    and agricultural             $284,336    22.87%     $  280,347    22.57%

  Real estate - construction       54,551     4.39          56,961     4.58
  Real estate - mortgage          662,147    53.25         663,508    53.41

  Installment                     242,326    19.49         241,561    19.44
          Total loans          $1,243,360   100.00%     $1,242,377   100.00%

        The Company manages exposure to credit risk through loan portfolio diversification by customer, industry, and loan type. Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

        The Company's loan portfolio at June 30, 1996, includes $95,387, or 7.7% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at June 30, 1996, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at June 30, 1996.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at June 30, 1996 was 1.49% of outstanding loans as compared to 1.46% at December 31, 1995. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 161% of the Company's nonperforming loans at June 30, 1996.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                          Six Months EndedTwelve Months Ended
                                              June 30,        December 31,
                                                1996              1995

        Average loans outstanding           $1,223,673          $1,197,959

        Reserve at beginning of year        $   18,047          $   18,360
        Provision for possible loan losses       1,434               2,313

        Charge-offs:
        Commercial, financial and
          agricultural loans                       622               1,352
        Real estate - mortgage loans               236                 924
        Real estate - construction loans            59                   -
        Installment loans                          681               1,831
                                                 1,598               4,107
        Recoveries:
        Commercial, financial and
          agricultural loans                       161                 439
        Real estate - mortgage loans               118                 507
        Real estate - construction loans            15                   -
        Installment loans                          301                 535
                                                   595               1,481
        Net charge-offs                          1,003               2,626

        Reserve at end of period            $   18,478          $   18,047

        Net charge-offs to average loans          0.08%               0.22%


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

       Nonaccrual, Restructured and Past Due Loans

        Nonperforming loans as a percentage of total loans was 0.92% at June 30, 1996, down slightly from 0.96% at March 31, 1996 and up from 0.89% at December 31, 1995 .

        Nonperforming loans at June 30, 1996 and December 31, 1995 include the following:

                                                June 30,        December 31,
                                                  1996              1995
        Commercial, financial and
          agricultural                           $3,670           $ 3,273
        Real estate - construction                  208               327
        Real estate - mortgage                    6,680             6,431
        Installment                                 900               968
            Total                               $11,458           $10,999

        Nonaccrual loans (1)                    $ 8,935           $ 8,261
        Loans past due 90 days or more (2)        2,244             2,392
        Restructured loans (3) (4)                  279               346
        Total nonperforming loans               $11,458           $10,999

        Nonperforming loans to
          total loans                               .92%              .89%

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

     Potential Problem Loans

        As of June 30, 1996, sixteen loan relationships with a total principal balance of approximately $1,670 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at June 30, 1996, individually and cumulatively, through various time horizons.

        At June 30, 1996 and December 31, 1995, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1995, the analysis projected net interest income to decrease 2.5% and the net interest margin to contract 11 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 2.0% and the net interest margin to expand by 9 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The June 30, 1996 simulation analysis, using the assumptions described above, projected net interest income to decrease 2.8% and the net interest margin to contract by 13 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 4.6% and the net interest margin projected to expand 21 basis points.

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

        The Company has over 92% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $1,972 and $343 at June 30, 1996 and December 31, 1995, respectively, and are reflected as a reduction in the equity section of the balance sheet. The current unrealized loss, which has increased to approximately .4% of the total available-for-sale market value, is an indication that the aggregate yield remains very close to current market rates.

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

        The Company's June 30, 1996 equity-to-asset and tangible equity-to-asset ratios were 10.25% and 9.57% and consistent with 10.25% and 9.52% ratios, respectively, at the end of 1995. The stability in the equity ratios is attributable to the consistent growth in retained earnings and the overall balance sheet in the first half of 1996. The June 30, 1996 equity-to-asset ratio excluding investment security unrealized holding losses is 10.34%.

        At June 30, 1996, the Company and its banking subsidiaries each exceed their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 14.91%, 15.96% and 9.86%, respectively at June 30, 1996. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $19.11 and $17.72, respectively, at June 30, 1996, as compared to $18.47 and $17.02, respectively, at December 31, 1995.

  Consolidated Income Statement Analysis

       Net income for the three months ended June 30, 1996 was $6,916 as compared to net income for the corresponding period of 1995 of $6,350. The improvement in earnings is attributable to increased net interest income and the successful efforts to reduce the Company's net noninterest expense through a combination of increased revenues and various cost reduction measures. Earnings per share for the three month period was $.66 as compared to the 1995 amount of $.61, an increase of 8.2%.

        Net income for the six months ended June 30, 1996 was $13,725 as compared to net income for the corresponding period of 1995 of $12,539. The improvement in the Company's six month earnings can also be attributable to the same interest and noninterest factors. Earnings per share for the six month period was $1.31 as compared to the 1995 amount of $1.20, an increase of 9.2%.


       Net Interest Income

       Net interest income for the first six months of 1996 was $38,920, or $982 above the first six months of 1995. Net interest income for the second quarter of 1996 was $19,557, or $561 above the 1995 quarter. Interest rates have remained relatively stable on the Company's funding while earning asset yields have declined slightly. Net interest income
  (on a tax-equivalent basis) as a percentage of average earning assets for the second quarter was 4.57% as compared to 4.67% for the same period a year ago as the average yield on loans declined from 9.04% to 8.94% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loans Losses

       The provision for possible loan losses of $1,434 and $717 for the first six months and second quarter of 1996, respectively, represents an increase from $1,153 and $578 reported in the comparable 1995 periods. Low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain a relatively low provision for possible loan losses in 1996.

       Noninterest Income

       Noninterest income for the first six months of 1996 was up 8.8% as compared to the corresponding period in 1995. Noninterest income in the second quarter of 1996 increased 14.5% from last year largely due to growth in investment services revenues, primarily in the recently expanded public finance area, and increased SBA fee income. Revenues from investment services reported an increase of $305, or 70% in the second quarter and $445, or 54% in the first six months of 1996 compared to the same 1995 periods.

       The Company also provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are typically sold into the secondary market without recourse while continuing to service the loans for investors. The Company periodically sells off loan servicing. Income from mortgage lending activities also increased 31% in the first half of 1996 compared to the prior year period.

       Noninterest Expense

       Noninterest expense declined 1.7% for the first six months of 1996 compared to the same period of 1995. Noninterest expense increased 1.1% for the current quarter of 1996 as compared with the second quarter of 1995. Current year expense reductions have resulted from a further reduction in deposit insurance premiums paid during 1996 as compared to the same period a year ago. Continuing cost containment efforts have resulted in other expense accounts remaining relatively flat.

       Income Taxes

       Income taxes of $7,767 and $3,952 for the first six months and current quarter of 1996 exceeded the corresponding 1995 period amounts by 12.6% and 13.1%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the second quarter of 1996 was 36.4% as compared to 35.5% in the same period of 1995.

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

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                                 Three Months Ended             Three Months Ended
                                                   June 30, 1996                  June 30, 1995
                                                       Interest  Average              Interest  Average
                                            Average    Income/   Yield/    Average    Income/   Yield/
                                            Balance    Expense   Rate      Balance    Expense   Rate
ASSETS
Earning assets:
  Loans                                   $1,224,883   $27,232   8.94%   $1,190,179   $26,818   9.04%
  Investment securities:
    Taxable                                  452,291     6,272   5.58       385,968     5,272   5.48
    Nontaxable                                32,903       686   8.38        43,106       905   8.42
  Short-term investments                      33,499       451   5.41        41,252       663   6.45
      Total earning assets                 1,743,576    34,641   7.99     1,660,505     33,658  8.13

Nonearning assets:
  Cash and due from banks                     80,892                         67,845
  Premises and equipment                      41,633                         43,039
  Reserve for possible loan losses           (18,484)                       (18,494)
  Other assets                                46,927                         45,670
      Total nonearning assets                150,968                        138,060

      Total assets                        $1,894,544                     $1,798,565

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
    accounts                              $  618,066   $ 4,091   2.66%   $  609,888    $ 3,938    2.59%
  Time deposits                              760,537    10,216   5.40       719,274      9,755    5.44
Federal funds purchased and
   securities sold under repurchase
   agreements                                 43,397       521   4.83        30,903        419    5.44
Other short-term and long-term
   borrowings                                    448         9   8.08        10,856        216    7.98
     Total interest-bearing liabilities    1,422,448    14,837   4.20     1,370,921     14,328    4.19

Noninterest-bearing deposits                 257,472                        235,693
Other liabilities                             19,111                         16,196

Total liabilities                          1,699,031                      1,622,810

SHAREHOLDERS' EQUITY                         195,513                        175,755

Total liabilities and
  shareholders' equity                    $1,894,544                     $1,798,565

Net interest income/net yield
   on earning assets                                   $19,804   4.57%                 $19,330    4.67%

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED INTEREST RATE GAP ANALYSIS (Unaudited)
(in thousands of dollars)
                                                             June 30, 1996
                                                   Remaining Maturity if Fixed Rate;
                                         Earliest Possible Repricing Interval if Floating Rate



                                            3         Over 3      Over 1
                                          months      months -    year -      Over
                                            or          12          5           5
                                           less       months      years       years      Total
INTEREST-EARNING ASSETS
Loans                                  $ 405,436   $ 270,099   $ 522,400   $  41,225   $1,239,160
Investment securities                     28,649     118,864     341,846      14,793      504,152
Other interest-earning assets              8,481        -           -           -           8,481
Total interest-earning assets          $ 422,566   $ 388,963   $ 864,246   $  56,018   $1,751,793

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets            $ 618,094   $    -      $    -      $    -      $  618,094
Time deposits over $ 100,000              75,034      33,515      38,555        -         147,104
All other time deposits                  137,890     324,741     148,265         107      611,003
Nondeposit interest-bearing
   liabilities                            62,153       1,853        -           -          64,006
Total interest-bearing liabilities     $ 893,171   $ 360,109   $ 186,820   $     107   $1,440,207


GAP by Period                          $(450,605)  $  28,854   $ 677,426   $  55,911   $  311,586

Cumulative GAP                         $(450,605)  $(421,751)  $ 255,675   $ 311,586   $  311,586

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


     Firstbank of Illinois Co.

By:  /s/ Chris R. Zettek
     Executive Vice President and
     Chief Financial Officer

     Date: August 14, 1996

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                       Six Months Ended          Three Months Ended
                                           June 30,                    June 30,
                                      1996          1995          1996          1995
Net Income                        $13,725,000   $12,539,000   $ 6,916,000   $ 6,350,000


Weighted average common
  shares outstanding               10,337,118    10,332,876    10,337,361    10,335,068

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options           162,327       144,624       159,849       149,868

Weighted average common shares
  and common share equivalents
  outstanding                      10,499,445    10,477,500    10,497,210    10,484,936


Net earnings per common share     $      1.31   $      1.20   $      0.66   $      0.61