Form 10-Q
period 1996-09-30
FIRSTBANK OF ILLINOIS CO
filed 1996-11-13
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1996          Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 10,289,717 shares outstanding on September 30, 1996.
Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                    September 30, December 31,
                                                         1996         1995

ASSETS
Cash and due from banks                               $   88,470    $  83,738
Short-term investments                                    25,991       13,886
Investment securities:
  Available-for-sale, at market value                    421,738      412,299
  Held-to-maturity, at amortized cost (market values
      of $38,949 for 1996 and $46,156 for 1995)           37,939       44,620
       Total investment securities                       459,677      456,919

Loans                                                  1,280,033    1,242,377
Unearned discount                                         (3,686)      (5,579)
    Loans, net of unearned discount                    1,276,347    1,236,798
Reserve for possible loan losses                         (18,924)     (18,047)
    Loans, net                                         1,257,423    1,218,751

Premises and equipment, net                               42,209       41,457
Accrued income receivable                                 18,731       19,119
Other assets                                              30,795       29,424
       Total assets                                   $1,923,296   $1,863,294

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                 $  272,522   $  260,910
  Interest-bearing                                     1,389,960    1,357,359
       Total deposits                                  1,662,482    1,618,269

Short-term borrowings                                     41,109       35,388
Other liabilities                                         18,199       18,548
Long-term borrowings                                           8          108
       Total liabilities                               1,721,798    1,672,313

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury--10,352,403 shares
    in 1996 and 10,348,026 shares in 1995                 10,352       10,348
Capital surplus                                           42,306       42,826
Retained earnings                                        151,860      138,541
Unrealized losses on investment
   securities, net                                        (1,090)        (343)
Less treasury stock at cost:
   62,686 shares in 1996 and 12,551 shares in 1995        (1,930)        (391)
       Total shareholders' equity                        201,498      190,981
       Total liabilities and shareholders' equity     $1,923,296   $1,863,294

See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                         Nine Months Ended  Three Months Ended
                                           September 30,       September 30,
                                           1996      1995      1996     1995

INTEREST INCOME
Loans                                    $82,522   $79,414   $27,993  $27,186
Investment securities:
  Taxable                                 18,412    16,347     6,111    5,371
  Exempt from Federal income tax           1,514     1,937       477      629
Short-term investments                     1,900     1,806       913      828
     Total interest income               104,348    99,504    35,494   34,014

INTEREST EXPENSE
Deposits                                  43,684    40,302    14,737   14,523
Short-term borrowings                      1,582     1,832       598      467
Long-term borrowings                           6       413         3        5
     Total interest expense               45,272    42,547    15,338   14,995

     Net interest income                  59,076    56,957    20,156   19,019
Provision for possible loan losses         2,151     1,740       717      587

     Net interest income after
     provision for possible loan losses   56,925    55,217    19,439   18,432

NONINTEREST INCOME
Securities gains, net                        168        17       159       (3)
Service charges on deposit accounts        4,557     4,365     1,593    1,463
Trust services                             3,214     3,346     1,017    1,150
Agricultural services                      1,170     1,301       350      429
Investment services                        1,732     1,188       463      364
Mortgage lending activities                2,098     1,525       684      448
Other                                      3,498     3,411     1,088    1,111
     Total noninterest income             16,437    15,153     5,354    4,962

NONINTEREST EXPENSE
Salaries and employee benefits            23,572    22,718     8,154    7,665
Net occupancy                              3,536     3,390     1,216    1,144
Equipment                                  3,461     3,571     1,166    1,199
FDIC and other insurance                     419     2,033       126       48
Postage, printing and supplies             1,977     1,876       623      648
Professional                               1,597     1,453       517      479
Other                                      6,393     5,779     2,076    2,095
     Total noninterest expense            40,955    40,820    13,878   13,278

Net income before income taxes            32,407    29,550    10,915   10,116

Income tax expense                        11,654    10,518     3,887    3,623

Net income                               $20,753   $19,032   $ 7,028  $ 6,493

Earnings per common share                $  1.98   $  1.82   $  0.67  $  0.62

See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                             Nine Months Ended
                                                               September 30,
                                                               1996      1995


OPERATING ACTIVITIES
 Net income                                                 $ 20,753   $ 19,032
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                               6,583      8,455
   Provision for possible loan losses                          2,151      1,740
   Writedowns in value and net losses (gains)
    incurred on other real estate owned                          (66)         2
   Decrease (increase) in accrued income receivable              388     (3,215)
   Gain on sale of loans                                        (980)      (356)
   Other, net                                                 (2,893)     1,324
   Originations of loans for sale                           (106,933)   (69,099)
   Proceeds from sale of loans                               105,742     66,146
      Net cash provided by operating activities               24,745     24,029

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                       (542,124)   (82,901)
   Held-to-maturity                                           (3,343)    (1,442)
 Proceeds from sales of investment securities
   Available-for-sale                                        125,374     52,962
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                        404,214     58,840
   Held-to-maturity                                            9,962      6,717
 Purchases of premises and equipment                          (4,362)    (2,124)
 Proceeds from sales of premises and equipment                    11         52
 Proceeds from sales of other real estate owned                  951      1,427
 Net loans originated                                        (39,136)   (32,076)
   Net cash provided by (used in) investing activities       (48,453)     1,455

FINANCING ACTIVITIES
 Net increase (decrease) in noninterest-bearing               11,612    (13,967)
   deposit accounts
 Net increase (decrease) in savings, NOW and                   4,813    (30,113)
   money market deposits
 Net increase in certificates of deposit                      27,788     96,745
 Net increase (decrease) in short-term borrowings              5,721    (45,080)
 Principal payments under capital lease obligations             (100)      (133)
 Payments to retire long-term debt                                 -    (10,350)
 Cash dividends paid                                          (7,234)    (6,307)
 Proceeds from exercise of common stock options                  802        266
 Proceeds from dividend reinvestment plan                        462        377
 Purchase of shares for treasury                              (3,319)      (692)
      Net cash provided by (used in) financing activities     40,545     (9,254)

Increase in cash and cash equivalents                         16,837     16,230
Cash and cash equivalents at beginning of year                97,624     93,120
Cash and cash equivalents at end of period                  $114,461   $109,350

Supplemental information:
  Income taxes paid                                         $ 10,839   $  9,344
  Interest paid                                               45,324     41,110
  Noncash transfers of loans to other real estate                484      1,303

See accompanying notes to interim consolidated condensed financial statements.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  September 30, 1996

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

  3. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $105,742,000 and $66,146,000 sold during the first nine months of 1996 and 1995, respectively. At September 30, 1996 and December 31, 1995, the Company serviced loans aggregating $345,132,000 and $299,041,000, respectively, which were owned by others.

  Part I.  Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

  General

         The acquisition of Confluence Bancshares Corporation was consummated during November of 1995. The transaction was accounted for as a pooling-of-interests and, accordingly, all previously reported financial information included herein has been restated to reflect its addition.

  Consolidated Balance Sheet Analysis

        Total assets at September 30, 1996 were $1,923,296, up $60,002 from $1,863,294 at December 31, 1995. During the first nine months of 1996, the Company increased loans, net of unearned discount, $39,549 with funding from a $44,213 increase in deposits.

        Average earning assets, as a percentage of average total assets, decreased slightly in the third quarter of 1996 to 92.17% from 92.22% at December 31, 1995. The current loan-to-deposit ratio of 76.77% increased from the year-end level of 76.43% as the loan portfolio increased at a faster rate than deposits in the first nine months of 1996.

       Loan Portfolio

       The Company's banking group operates within and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of September 30, 1996 and December 31, 1995:

                              September 30,   % of     December 31,   % of
                                   1996       total        1995       total


  Commercial, financial
    and agricultural            $286,316      22.37%   $  280,347     22.57%

  Real estate - construction      56,075       4.38        56,961      4.58
  Real estate - mortgage         687,586      53.72       663,508     53.41

  Installment                    250,056      19.53       241,561     19.44
          Total loans         $1,280,033     100.00%   $1,242,377    100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

        The Company's loan portfolio at September 30, 1996, includes $100,925, or 7.9% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at September 30, 1996, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at September 30, 1996.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at September 30, 1996 was 1.48% of outstanding loans as compared to 1.46% at December 31, 1995. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 172% of the Company's nonperforming loans at September 30, 1996.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                       Nine Months Ended   Twelve Months Ended
                                         September 30,         December 31,
                                             1996                 1995

        Average loans outstanding           $1,252,875           $1,197,959

        Reserve at beginning of year        $   18,047           $   18,360
        Provision for possible loan losses       2,151                2,313

        Charge-offs:
        Commercial, financial and
          agricultural loans                       831                1,352
        Real estate - mortgage loans               316                  924
        Real estate - construction loans            59                    -
        Installment loans                        1,147                1,831
                                                 2,353                4,107
        Recoveries:
        Commercial, financial and
          agricultural loans                       410                  439
        Real estate - mortgage loans               165                  507
        Real estate - construction loans            15                    -
        Installment loans                          489                  535
                                                 1,079                1,481
        Net charge-offs                          1,274                2,626

        Reserve at end of period            $   18,924           $   18,047

        Net charge-offs to average loans          0.14%                0.22%


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

       Nonaccrual, Restructured and Past Due Loans

        Nonperforming loans as a percentage of total loans was 0.88% at September 30, 1996, down slightly from 0.92% at June 30, 1996 and up from 0.89% at December 31, 1995 .

    Nonperforming loans at September 30, 1996 and December 31, 1995 include the following:

                                              September 30,      December 31,
                                                   1996              1995
        Commercial, financial and
          agricultural                           $3,437           $ 3,273
        Real estate - construction                  420               327
        Real estate - mortgage                    6,408             6,431
        Installment                                 960               968
            Total                               $11,225           $10,999

        Nonaccrual loans (1)                    $ 8,993           $ 8,261
        Loans past due 90 days or more (2)        2,009             2,392
        Restructured loans (3) (4)                  223               346
        Total nonperforming loans               $11,225           $10,999

        Nonperforming loans to
          total loans                               .88%              .89%

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

     Potential Problem Loans

        As of September 30, 1996, thirteen loan relationships with a total principal balance of approximately $1,233 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at September 30, 1996, individually and cumulatively, through various time horizons.

        At September 30, 1996 and December 31, 1995, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1995, the analysis projected net interest income to decrease 2.5% and the net interest margin to contract 11 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 2.0% and the net interest margin to expand by 9 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The September 30, 1996 simulation analysis, using the assumptions described above, projected net interest income to decrease 3.7% and the net interest margin to contract by 17 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase
  3.7% and the net interest margin projected to expand 17 basis points.

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

        The Company has over 92% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $1,090 and $343 at September 30, 1996 and December 31, 1995, respectively, and are reflected as a reduction in the equity section of the balance sheet. The current unrealized loss, which has increased to approximately .3% of the total available-for-sale market value, is an indication that the aggregate yield remains very close to current market rates.

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

        The Company's September 30, 1996 equity-to-asset and tangible equity-to-asset ratios were 10.48% and 9.82% and consistent with 10.25% and 9.52% ratios, respectively, at the end of 1995. The stability in the equity ratios is attributable to the consistent growth in retained earnings and the overall balance sheet in the first half of 1996. The September 30, 1996 equity-to-asset ratio excluding investment security unrealized holding losses is 10.52%.

        At September 30, 1996, the Company and its banking subsidiaries each exceed their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 15.68%, 16.94% and 9.87%, respectively at September 30, 1996. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $19.58 and $18.21, respectively, at September 30, 1996, as compared to $18.47 and $17.02, respectively, at December 31, 1995.

  Consolidated Income Statement Analysis

        Net income for the three months ended September 30, 1996 was $7,028 as compared to net income for the corresponding period of 1995 of $6,493. The improvement in earnings is attributable to increased net interest income from earning asset growth. Earnings per share for the three month period was $.67 as compared to the 1995 amount of $.62, an increase of 8.1%.

        Net income for the nine months ended September 30, 1996 was $20,753 as compared to net income for the corresponding period of 1995 of $19,032. The improvement in the Company's nine month earnings can also be attributable to the same interest and noninterest factors. Earnings per share for the nine month period was $1.98 as compared to the 1995 amount of $1.82, an increase of 8.8%.


       Net Interest Income

        Net interest income for the first nine months of 1996 was $59,076, or $2,119 above the first nine months of 1995. Net interest income for the third quarter of 1996 was $20,156, or $1,137 above the 1995 quarter. The increase in interest income was due primarily to earning asset growth. Average loans grew $49,018 for the three months ended September 30, 1996, compared to the same period in 1995. Average investment securities increased $18,717 for the three months ended September 30, 1996, compared to the same period in 1995.

        Interest rates have remained relatively stable on the Company's funding costs and its earning asset base. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the third quarter was 4.58% as compared to 4.52% for the same period a year ago as the average interest paid on time deposits declined from 5.61% to 5.43% for the same periods and yields earned in the investment portfolio have steadily increased. Average balance sheets and yields are included for each of those quarters at the end of this discussion.


       Provision For Possible Loans Losses

       The provision for possible loan losses of $2,151 and $717 for the first nine months and third quarter of 1996, respectively, represents an increase from $1,740 and $587 reported in the comparable 1995 periods. Low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain a relatively low provision for possible loan losses in 1996.

       Noninterest Income

        Noninterest income for the first nine months of 1996 was up 8.5% as compared to the corresponding period in 1995. Noninterest income in the third quarter of 1996 increased 7.9% from last year largely due to growth in mortgage lending activities revenue and investment securities gains. Income from mortgage lending activities increased 38% in the first nine months of 1996 compared to the prior year period. Mortgage lending activities revenue is comprised of loan servicing fees and gains on long-term variable and fixed rate financing on residential real estate loans sold in the secondary market without recourse. Net security gains resulted from the sale and subsequent reinvestment of selected available-for-sale investments to enhance the overall portfolio yield.

       Noninterest Expense

        Noninterest expense remained stable for the first nine months of 1996 compared to the same period of 1995. Noninterest expense increased 4.5% for the current quarter of 1996 as compared with the third quarter of 1995. The current quarter expense increase has largely resulted from mortgage servicing asset amortization during 1996 as compared to the same period a year ago when accounting rules did not yet require such an expense to be recorded. Continued cost containment efforts have resulted in other expense accounts remaining relatively flat.

       Income Taxes

        Income taxes of $11,654 and $3,887 for the first nine months and current quarter of 1996 exceeded the corresponding 1995 period amounts by 10.8% and 7.3%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the third quarter of 1996 was 35.6% as compared to 35.8% in the same period of 1995.

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

       In June 1995, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

        The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities that it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

        SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

        Management does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.

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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                               Three Months Ended          Three Months Ended
                                               September 30, 1996          September 30, 1995
                                                     Interest  Average             Interest  Average
                                            Average  Income/   Yield/     Average  Income/   Yield/
                                            Balance  Expense    Rate      Balance  Expense    Rate
ASSETS
Earning assets:
  Loans                                  $1,252,875  $28,048    8.91%  $1,203,857  $27,242    8.98%
  Investment securities:
    Taxable                                 420,319    6,111    5.78      390,582    5,371    5.46
    Nontaxable                               31,137      653    8.35       42,157      852    8.02
  Short-term investments                     67,883      913    5.35       56,307      829    5.84
      Total earning assets                1,772,214   35,726    8.02    1,692,903   34,294    8.04

Nonearning assets:
  Cash and due from banks                    78,655                        72,862
  Premises and equipment                     41,743                        42,432
  Reserve for possible loan losses          (18,684)                      (18,476)
  Other assets                               48,839                        47,590
      Total nonearning assets               150,553                       144,408

      Total assets                       $1,922,767                    $1,837,311

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
    accounts                             $  629,677  $ 4,253    2.69%  $  606,480  $ 3,939    2.58%
  Time deposits                             767,904   10,484    5.43      747,925   10,584    5.61
Federal funds purchased and
   securities sold under repurchase
   agreements                                47,366      593    4.98       34,568      453    5.20
Other short-term and long-term
   borrowings                                   564        8    5.64        1,520       19    4.96
     Total interest-bearing liabilities   1,445,511   15,338    4.22    1,390,493   14,995    4.28

Noninterest-bearing deposits                259,698                       246,735
Other liabilities                            18,165                        18,261

Total liabilities                         1,723,374                     1,655,489

SHAREHOLDERS' EQUITY                        199,393                       181,822

Total liabilities and
  shareholders' equity                   $1,922,767                    $1,837,311

Net interest income/net yield
   on earning assets                                 $20,388    4.58%              $19,299    4.52%

                                Page 11

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED INTEREST RATE GAP ANALYSIS (Unaudited)
(in thousands of dollars)
                                                      September 30, 1996
                                                  Remaining Maturity if Fixed Rate;
                                        Earliest Possible Repricing Interval if Floating Rate


                                          3         Over 3       Over 1
                                        months     months -      year -      Over
                                          or          12           5           5
                                         less       months       years       years        Total

INTEREST-EARNING ASSETS
Loans                                 $ 409,929   $ 294,833    $ 536,125   $  35,460   $1,276,347
Investment securities                    11,178      82,738      351,236      14,525      459,677
Other interest-earning assets            25,991        -            -           -          25,991
Total interest-earning assets         $ 447,098   $ 377,571    $ 887,361   $  49,985   $1,762,015

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets           $ 612,080   $    -       $    -      $    -      $  612,080
Time deposits over $ 100,000             76,550      64,871       56,190       1,497      199,108
All other time deposits                 145,444     296,595      136,722          11      578,772
Nondeposit interest-bearing
   liabilities                           35,028       6,089         -           -          41,117
Total interest-bearing liabilities    $ 869,102   $ 367,555    $ 192,912   $   1,508   $1,431,077


GAP by Period                         $(422,004)   $  10,016   $ 694,449   $  48,477   $  330,938

Cumulative GAP                        $(422,004)   $(411,988)  $ 282,461   $ 330,938   $  330,938

NOTE: Loans scheduled to reprice are reported in the earliest possible repriceing interval for this analysis.

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


     Firstbank of Illinois Co.

By: /s/ Chris R. Zettek
     Executive Vice President and
     Chief Financial Officer

     Date: November 13, 1996

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                       Nine Months Ended          Three Months Ended
                                         September 30,               September 30,
                                       1996          1995          1996          1995
Net Income                        $20,753,000   $19,032,000   $ 7,028,000   $ 6,493,000


Weighted average common
  shares outstanding               10,329,849    10,333,103    10,315,469    10,333,548

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options           153,004       143,420       147,391       152,409

Weighted average common shares
  and common share equivalents
  outstanding                      10,482,853    10,476,523    10,462,860    10,485,957


Net earnings per common share     $      1.98   $      1.82   $      0.67   $      0.62