Form 10-K
period 1996-12-31
FIRSTBANK OF ILLINOIS CO
filed 1997-03-27
CIK 37093

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For  the  fiscal year ended December 31, 1996       Commission  File No. 0-8426


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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $329,093,471 on January 31, 1997.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 10,293,456 on January 31, 1997.


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III.



                             Page 1 of 61
                       Exhibit Index on page 58

                         Firstbank of Illinois Co.
                                 Form 10-K
                                   Index


Part I                                                       Page

     Item  1.  Business                                        4
               Overview                                        4
               Market Areas                                    5
               Supervision and Regulation                      5
               Capital Requirements                            6
               Financial Institutions Reform, Recovery
                 and Enforcement Act                           6
               Federal Deposit Insurance Corporation
                 Improvement Act                               7
               Statistical Disclosure                          8
     Item  2.  Properties                                     18
     Item  3.  Legal Proceedings                              18
     Item  4.  Submission of Matters to a Vote
                 of Security Holders                          18

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters              18
     Item  6.  Selected Financial Data                        19
     Item  7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   20
     Item  8.  Financial Statements and Supplemental Data     28
     Item  9.  Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure       55

Part III

     Item 10.  Directors and Executive Officers of the
                 Registrant                                   55
     Item 11.  Executive Compensation                         55
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                        55
     Item 13.  Certain Relationships and Related
                 Transactions                                 55

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                          56
               Signatures                                     57

Exhibits       Form 10-K Exhibit Index                        58

                                  PART I


Item 1.  Business

Overview

Firstbank of Illinois Co. (the "Company" or "Firstbank") is a multi-bank holding company incorporated under the laws of Delaware. The Company, with its principal office in Springfield, Illinois, owns all of the outstanding common stock of seven banking institutions which offer depository, investment, loan and trust services at 38 offices throughout central, southwestern and southern Illinois and five banking locations in Missouri.

The following table lists the seven operating bank subsidiaries the Company owns, the locations of its principal offices, the number of banking offices, and the total assets at December 31, 1996.

                                                            Total
                                                         Assets at
Subsidiary                  Banking                      Dec. 31, 1996
 Bank                       Location           Offices(in thousands)

Central Bank                Belle Rive, IL        1      $  704,356
                            Belleville, IL        1
                            Benton, IL            1
                            Cobden, IL            1
                            Collinsville, IL      2
                            Dahlgren, IL          1
                            Energy, IL            1
                            Fairview Heights, IL  1
                            Freeburg, IL          1
                            Glen Carbon, IL       1
                            Granite City, IL      2
                            Hecker, IL            1
                            Highland, IL          3
                            Marine, IL            1
                            Marion, IL            1
                            New Athens, IL        1
                            O'Fallon, IL          1
                            Troy, IL              1

The First National Bank
of Central Illinois         Bloomington, IL       2         637,609
                            Saybrook, IL          1
                            Springfield, IL       7

Colonial Bank               Des Peres, MO         2         191,295
                            Ellisville, MO        1

Elliott State Bank          Jacksonville, IL      4         170,798

First Trust and Savings
Bank of Taylorville         Taylorville, IL       1         137,513

Duchesne Bank               St. Peters, MO        1          88,677
                            St. Charles, MO       1

Farmers and Merchants
Bank of Carlinville         Carlinville, IL       1          68,257

                                                 43      $1,998,505

Firstbank also operates FFG Investments Inc., a full-service broker-dealer acquired March 3, 1994. This Jacksonville, Illinois-based company, which was formerly known as Rowe, Henry & Deal, Inc., has moved its headquarters to Springfield, Illinois. FFG Investments Inc., which is a subsidiary of The First National Bank of Central Illinois, was instrumental in the establishment of thirteen full-service investment centers throughout Firstbank's affiliate bank network. Late in 1996, Firstbank changed the focus of this subsidiary from full-service brokerage to discount brokerage and trade execution service.

In July 1994, the Company organized a state-chartered trust company called FFG Trust, Inc. The affiliate bank trust departments, as of January 1, 1995, transferred all their farm management and related agricultural operations and corporate trust activities to FFG Trust, Inc. In addition, the trust company provides operational support to the affiliate bank trust departments.

At December 31, 1996, the Company and its subsidiaries had 911 full-time equivalent employees.


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

The St. Louis Metro Area includes both the Illinois and Missouri counties surrounding St. Louis. Firstbank currently operates sixteen locations in three Illinois counties and five locations in two St. Louis counties. In addition to the economic influence of a major metropolitan area, this retail-oriented region also enjoys an abundance of small and medium size business, light manufacturing industry, and tourism.


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


Capital Requirements

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 Capital component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on- and off-balance sheet exposures. As of December 31, 1996, the minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.

In addition, a minimum leverage ratio of 3% Tier 1 Capital to average total assets (net of goodwill) will be applied. The Federal Reserve Board stated that the above capital ratios are the minimum requirements for the most highly rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.

As of December 31, 1996, the Company and each of its subsidiaries are in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1 Capital, Total Capital and Leverage Ratios were 15.58%, 16.83% and 10.00%, respectively, at December 31, 1996. Comparable ratios at December 31, 1995 were 14.12%, 15.18% and 9.77%, respectively.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act (discussed below), insured depository institutions such as the Company's subsidiary banks were classified into one of five capital zones based on the institution's capital levels.

The capital levels maintained by an insured depository institution are used in determining the institution's ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, charter amendments, material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At December 31, 1996, all of the Company's subsidiary banks were considered "well capitalized".

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

Future legislative proposals, possibly including substantial restructuring and modernization of financial institution regulation, could, if implemented, have a dramatic effect on both the costs of doing business and the competitive factors facing the banking industry. The precise terms or timing of any legislative or regulatory proposals that might be adopted cannot be predicted by the Company. Therefore, the Company is unable to determine as of this date what effect, if any, such proposals would have on its financial condition or operations.

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

- Guide 3 -Item I, A and B

The following table shows the condensed average balance sheets for the years reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield/rate on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the years reported.

                                                                     Years Ended December 31,

                                           1996                                 1995                                1994
                                   Percent    Interest Average          Percent  Interest Average          Percent  Interest Average
                          Average  of Total   Income/  Yield/  Average  of Total Income/  Yield/  Average  of Total Income/  Yield/
                          Balance  Assets     Expense  Rate    Balance  Assets   Expense  Rate    Balance  Assets   Expense  Rate

                                                                     (in thousands of dollars)
ASSETS
Earning assets:
 Loans (1)(2)(3)        $1,245,104  65.10%   $111,418   8.95% $1,197,959  65.80% $107,819  9.00% $1,141,790  3.03%   $96,140   8.42%
 Investment securities:
  Taxable                  440,319  23.02      25,003   5.68     397,261  21.83    21,876  5.51     443,443  24.48    24,364   5.49
  Nontaxable (3)            32,491   1.70       2,725   8.39      43,650   2.40     3,569  8.18      59,057   3.26     4,582   7.76
 Short-term investments:
  Federal funds sold        44,456   2.32       2,396   5.39      39,237   2.16     2,334  5.95      19,441   1.07       768   3.95
  Other short term
     investments               918   0.05          44   4.79         519   0.03        34  6.55         673   0.04        38   5.65
   Total earning assets  1,763,288  92.19     141,586   8.03   1,678,626  92.22   135,632  8.08   1,664,404  91.88   125,892   7.56

Nonearning assets:
 Cash and due from banks    78,332   4.10                         69,351   3.81                      73,687   4.07
 Reserve for possible
  loan losses              (18,669) (0.98)                       (18,396) (1.01)                    (18,761) (1.04)
 Premises and equipment     41,920   2.19                         42,715   2.35                      44,863   2.48
 Other assets               47,708   2.50                         47,912   2.63                      47,310   2.61
   Total nonearning
     assets                149,291   7.81                        141,582   7.78                     147,099   8.12
     Total assets       $1,912,579 100.00%                    $1,820,208 100.00%                 $1,811,503 100.00%

LIABILITIES
Interest-bearing
 liabilities:
 Interest-bearing
  deposits:
  Savings, NOW and
   money market
   accounts             $  526,754  32.77%  $  16,882   2.69% $  617,170  33.91% $ 15,999  2.59% $  670,154  36.99% $ 15,278   2.28%
  Time deposits            769,369  40.23      41,979   5.46     718,316  39.46    38,755  5.40     614,956  33.95    24,827   4.04
 Federal funds purchased
  and securities sold
  under repurchase
  agreements                43,311   2.26       2,115   4.88      40,833   2.24     2,248  5.51      82,321   4.54     3,629   4.41
 Other short-term
  borrowings                   552   0.03          26   4.71       1,394   0.08        68  4.88       1,062   0.06        36   3.39
 Long-term borrowings           31     -            3   9.68       5,192   0.29       416  8.01      16,992   0.94     1,287   7.57
   Total interest-
   bearing liabilities   1,440,017  75.29      61,005   4.24   1,382,905  75.98    57,486  4.16   1,385,485  76.48    45,057   3.25
Noninterest-bearing
 deposits                  255,189  13.34                        242,657  13.33                     248,389  13.71
Other liabilities           19,230   1.01                         16,782   0.92                      17,263   0.96
     Total liabilities   1,714,436  89.64                      1,642,344  90.23                   1,651,137  91.15
SHAREHOLDERS' EQUITY       198,143  10.36                        177,864   9.77                     160,366   8.85
 Total liabilities and
 shareholders' equity   $1,912,579 100.00%                    $1,820,208 100.00%                 $1,811,503 100.00%
  Net interest income/
  net yield on earning
  assets                                     $ 80,581   4.57%                    $ 78,146  4.66%                    $ 80,835   4.86%

(1)Interest includes loan fees, recorded and amortized as discussed in Note 1 to the Company's consolidated financial statements.
(2)Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.
(3)Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 35%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

Interest Differential - Guide 3 - Item I, C

The following table sets forth, on a tax-equivalent basis for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates:

                                    Amount of Increase (Decrease)
                          Change From 1995             Change From 1994
                           to 1996 Due to               to 1995 Due to
                          Volume   Yield/              Volume   Yield/
                            (1)   Rate (2)   Total       (1)   Rate (2)  Total
                                      (in thousands of dollars)
Interest income:
Loans                    $ 4,204  $ (605)  $ 3,599    $ 4,866  $ 6,813  $11,679

Investment securities:
 Taxable                   2,434     693     3,127     (2,575)      87   (2,488)
 Nontaxable                 (934)     90      (844)    (1,250)     237   (1,013)
  Total investment
  securities               1,500     783     2,283     (3,825)     324   (3,501)

Federal funds sold           294    (232)       62      1,046      520    1,566
Other short-term
 securities                   21     (11)       10        (10)       6       (4)
 Total interest income     6,019     (65)    5,954      2,077    7,663    9,740

Interest expense:
Deposits:
 Savings and NOW accounts    253     630       883     (1,263)   1,984      721
 Time deposits             2,788     436     3,224      4,638    9,290   13,928
   Total deposits          3,041   1,066     4,107      3,375   11,274   14,649
Federal funds purchased
  and securities sold
  under repurchase
  agreements                 132    (265)     (133)    (2,135)     754   (1,381)
Other short-term
 borrowings                  (40)     (2)      (42)        13       19       32
Long-term borrowings        (485)     72      (413)      (942)      71     (871)
 Total interest expense    2,648     871     3,519        311   12,118   12,429

Net interest income      $ 3,371  $ (936)  $ 2,435    $ 1,766  $(4,455) $(2,689)

(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest yields are presented on a tax-equivalent basis.


Investment Portfolio - Guide 3 - Item II A, B, and C

The amortized cost and market value of debt securities classified as available-for-sale at December 31, 1996 and 1995 are summarized as follows:

                           1996                 1995                 1994
                    Amortized  Market    Amortized  Market    Amortized Market
                       Cost    Value        Cost    Value        Cost   Value
Available-for-sale                   (in thousands of dollars)
U.S. Government
 and U.S. agencies
 and corporations   $440,053  $440,861    $400,939  $400,403  $425,549 $408,070
Other                  1,885     1,888      11,888    11,896     4,426    4,369
                    $441,938  $442,749    $412,827  $412,299  $429,975 $412,439

The amortized cost and market value of debt securities classified as held-to-maturity at December 31, 1996, 1995 and 1994 are summarized as follows:

                           1996                 1995                 1994
                    Amortized  Market    Amortized  Market    Amortized  Market
                       Cost    Value        Cost    Value        Cost    Value
Held-to-maturity                     (in thousands of dollars)
U.S. Government
 and U.S. agencies
 and corporations    $   200   $   200    $     -   $     -     $ 2,250  $ 2,140
State and political
 subdivisions         34,185    35,251      44,620    46,156     52,753   53,137
Other                  1,050     1,080         -         -          775      752
                     $35,435   $36,531     $44,620   $46,156    $55,778  $56,029

The following table summarizes investment portfolio maturity and yield information at December 31, 1996 (dollars in thousands):

                                                       Weighted
                                                       Average Tax-
                                       Amortized       Equivalent
                                          Cost         Yield
Available-for-sale
U.S. Government and U.S.
 agencies and corporations:
     0 to 1 year                        $163,394        5.26%
     1 to 5 years                        264,718        6.10
     5 to 10 years                         2,462        7.54
     Over 10 years                         9,479        6.68
      Total                             $440,053        5.69

Other securities:
     0 to 1 year                        $      8        2.39%
     1 to 5 years                              -        0.00
     5 to 10 years                            18        7.58
     Over 10 years                           763        6.26
     No stated maturity                    1,096        4.65
      Total                             $  1,885        5.32



Held-to-maturity
U.S. Government agencies:
     1 to 5 years                       $    200        5.42%

Other securities:
     1 to 5 year                        $  1,050        7.24%

State and political subdivisions:
     0 to 1 year                        $  9,461        6.98%
     1 to 5 years                         12,585        7.08
     5 to 10 years                        10,080        6.44
     Over 10 years                         2,059        6.52
      Total                             $ 34,185        6.83



Available-for-sale and
  held-to-maturity combined:
     0 to 1 year                        $172,863        5.35%
     1 to 5 years                        278,553        6.15
     5 to 10 years                        12,560        6.66
     Over 10 years                        12,301        6.63
     No stated maturity                    1,096        4.65
      Total                             $477,373        5.75


NOTE:      While yields by range of maturity are routinely provided by  the
     Company's accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 35%, the adjustment amounted to approximately $742,000, appropriately adjusted by the disallowance of interest cost to carry nontaxable securities.

The investment securities portfolio at December 31, 1996 contained no securities of any issuer with an aggregate book or market value in excess of 10% of the Company's shareholders' equity, excluding those issued by the U.S. Government, or its agencies or corporations.

Loan Portfolio - Guide 3 - Item III, A and B

Types of Loans:

The following table displays the composition of the loan portfolio at the end of the last five years.

                                     December 31,
                            1996       1995       1994        1993       1992
                            (in thousands of dollars)
Commercial, financial
 and agricultural      $  291,706  $  280,347 $  274,029  $  288,959 $  305,963

Real estate:
 Construction              67,618      56,961     46,028      48,236     40,798
 Mortgage                 706,026     663,508    647,806     602,100    551,929

Installment               235,222     241,561    219,316    202,697     188,978
                       $1,300,572  $1,242,377 $1,187,179 $1,141,992  $1,087,668



Commercial, financial and agricultural:

This category consists of 78% commercial and financial loans and 22% agricultural production loans at December 31, 1996. More than half of the Company's loans of this nature are in the Central Illinois region.

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


Real estate mortgage:

The   real  estate  collateral  in  this  category  is  approximately   60%
residential, 35% commercial and 5% agricultural at December 31, 1996. Long-term fixed rate mortgage loans are not retained in the Company's loan portfolio but, rather, are sold into the secondary market.

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


Maturities and Interest Rate Sensitivity:

The  following  tables  summarize maturity and yield  information  for  the
commercial,   financial  and  agricultural  and  real  estate  construction portions of the loan portfolio as of December 31, 1996:
                                        Over One
                                         Through     Over
                            One Year      Five       Five
                            or less       Years      Years     Total
                                  (in thousands of dollars)

Commercial, financial
 and agricultural          $202,570    $ 85,265    $  3,871   $291,706
Real estate construction     57,894       8,818         906     67,618
                           $260,464    $ 94,083    $  4,777   $359,324



                                        Fixed     Floating
                                        Rate        Rate        Total
                                          (in thousands of dollars)

Due after one but within five years   $ 90,553   $  3,530     $ 94,083
Due after five years                     4,777        -          4,777
                                      $ 95,330   $  3,530     $ 98,860


Loan Portfolio - Guide 3 - Item III, C and D

Risk Elements Involved in Lending Activities:

The following table details the nonperforming loan information at the end of the last five years.
                                             December 31,
                                 1996     1995     1994     1993     1992
                                     (in thousands of dollars)

Nonaccrual (1) (2)             $ 8,920  $ 8,261  $ 4,775  $ 8,521  $14,959
Accruing loans past due
 90 days or more (3)             1,731    2,392    2,028    2,015    2,065
Restructured loans (2) (4) (5)     153      346      330      383      636
                               $10,804  $10,999  $ 7,133  $10,919  $17,660

(1) It is the policy of the Company to periodically review its loans and to discontinue the accrual of interest on any loan on which full collectibility of principal or interest is doubtful. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.

(2) The interest income (in thousands) which would have been recovered under original terms of nonaccrual and restructured loans in 1996, 1995, 1994, 1993 and 1992 was approximately $902; $924; $561; $859;
     and $1,640, respectively, and interest income actually recorded on such loans was approximately $312; $263; $288; $227; and $704, respectively.

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

Nonperforming loans at December 31, 1996 and 1995 by type of loan are as follows (in thousands):

                               December 31,
                              1996     1995
Commercial, financial and
  agricultural              $ 4,274  $ 3,273
Real estate - construction      320      327
Real estate - mortgage        5,534    6,431
Installment                     676      968
     Total                  $10,804  $10,999


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


Potential Problem Loans:

As of December 31, 1996, eight loans with a total principal balance of approximately $1,789,000 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

Potential problem loans at December 31, 1996 and 1995 by type of loan are as follows (in thousands):

                               December 31,
                              1996     1995
Commercial, financial and
  agricultural              $  735    $2,281
Real estate - mortgage       1,054       846
     Total                  $1,789    $3,127

Foreign Outstandings:

The Company had no loans to any foreign countries on any of the dates specified in the tables.


Loan Concentrations:

The Company's loan portfolio includes $98,678,000 or 7.6% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. More importantly, lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing realistic cash flow information used in the lending decision.

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



Summary of Loan Loss Experience - Guide 3 - Item IV

The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and other changes:

                          1996       1995       1994        1993        1992
                               (in thousands of dollars)

Average loans
outstanding           $1,245,104  $1,197,959  $1,141,790  $1,094,813 $1,081,793

Reserve at beginning
of year               $   18,047  $   18,360  $   18,252  $   16,538  $  14,583
Provision for
possible loan losses       2,868       2,313       2,942       5,535      6,014

Charge-offs:
Commercial, financial
 and agricultural
 loans                     1,143       1,352       1,941       2,100      2,894
Real estate-mortgage
 loans                       527         924       1,199       1,662        621
Real estate-
 construction loans           59          -          -           -            70
Installment loans          1,650       1,831         944       1,090      1,730
                           3,379       4,107       4,084       4,852      5,315
Recoveries:
Commercial, financial
 and agricultural loans      591         439         616         449        521
Real estate-mortgage
 loans                       370         507         305         267        261
Real estate-
 construction loans           15          -           -           -         141
Installment loans            591         535         329         315        333
                           1,567       1,481       1,250       1,031      1,256
Net charge-offs            1,812       2,626       2,834       3,821      4,059

Reserve at end of
 year                 $   19,103  $   18,047  $   18,360  $   18,252  $  16,538

Net charge-offs to
 average loans              0.15%       0.22%       0.25%       0.35%      0.38%


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

Reserve Allocation

Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table.

                                    1996                 1995                1994                 1993               1992
                                      Categories           Categories          Categories           Categories         Categories
                                         % of                 % of                % of                 % of               % of
                                         Total                Total               Total                Total              Total
                               Amount    Loans      Amount    Loans     Amount    Loans      Amount    Loans    Amount    Loans
                                                     (in thousands of dollars)
Reserve allocation
 Commercial, financial
  and  agricultural loans     $ 1,407    22.43%    $ 1,652    22.57%   $ 1,876    23.08%    $ 2,700    25.30%  $ 2,773    28.13%
 Real estate:
   Construction                   326     5.20         335     4.58        424     3.88         508     4.22       408     3.75
   Mortgage                     3,404    54.28       3,909    53.41      3,860    54.57       5,264    52.73     4,783    50.75
 Installment                    1,135    18.09       1,423    19.44      1,374    18.47       1,833    17.75     1,682    17.37
 Unallocated                   12,831      -        10,728      -       10,826      -         7,947      -       6,892      -
                              $19,103   100.00%    $18,047   100.00%   $18,360   100.00%    $18,252   100.00%  $16,538   100.00%

Percentage of reserve to net
   loans at end of year                   1.47%                1.46%               1.56%                1.62%              1.54%

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

The amount of anticipated net charge-offs during the next full year is not expected to vary significantly from the levels reported in 1996. This level of anticipated charge-offs for 1996 reflects the Company's belief that the economy in the Company's markets will remain stable or improve in 1997 and that a majority of the current loan portfolio problems have already been charged-off.



Deposits - Guide 3 - Item V - A, B and C

The following table shows for each type of deposit, the average daily amount and the average rate paid on each type of deposit for the years ended December 31, 1996, 1995 and 1994:

                                          Years Ended December 31,

                              1996                 1995                 1994
                        Average  Average    Average  Average    Average  Average
                        Balance   Rate      Balance   Rate      Balance   Rate
                           (in thousands of dollars)
Noninterest-bearing
 demand deposits     $  255,189     -%    $  242,657     -%   $  248,389      -%
Interest-bearing
 demand deposits        440,848  2.89        415,784  2.67       452,081   2.26
Savings deposits        185,906  2.22        201,386  2.42       218,073   2.32
Time deposits of
 $100 or more           131,191  5.49        105,954  5.76        80,211   4.20
All other time
 deposits               638,178  5.45        612,362  5.33       534,745   4.01
                     $1,651,312  3.56%    $1,578,143  3.47%   $1,533,499   2.62

The following table shows the maturity of time deposits of $100,000 or more at December 31, 1996:

                                 Time        Other
                            Certificates     Time
  Maturity                   of Deposit     Deposits      Total
                                     (in thousands of dollars)

Three months or less          $ 62,034     $   745    $ 62,779
Three to six months             23,182       1,453      24,635
Six to twelve months            25,228      30,853      56,081
Over twelve months              49,432           -      49,432
                              $159,876     $33,051    $192,927


Return on Equity and Assets - Guide 3 - Item VI

The following ratios are among those commonly used in analyzing bank holding companies. A discussion of the factors affecting these ratios is located under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     As of and for the Years Ended December 31,
                                      1996     1995      1994     1993     1992
Percentage of net income to:
   Average total assets               1.46%    1.41%     1.33%    1.11%    0.95%
   Average shareholders' equity      14.07    14.47     14.99    12.78    12.38
Percentage of common dividends
 declared to net income
 per common share                    36.09    35.77     34.78    38.50    38.79
Percentage of average shareholders'
 equity to average total assets      10.36     9.77      8.85     8.69     7.70


Short-Term Borrowings - Guide 3 - Item VII

The following table shows short-term borrowings at the end of the years 1996 and 1995 (in thousands):

                                                        1996       1995
   Federal funds purchased and securities sold
     under agreements to repurchase                   $39,117    $34,991
   Other short-term borrowings                            468        397
                                                      $39,585    $35,388


The weighted average interest rate paid on Federal funds purchased and securities sold under agreements to repurchase is computed on a daily average basis. The weighted average interest rates paid on such borrowings for 1996, 1995 and 1994 were 4.9%, 5.5%, and 4.4%, respectively. The weighted average interest rates paid on other short-term borrowings for 1996, 1995 and 1994 were 4.7%, 4.9% and 3.4%, respectively.

Item 2. Properties

During 1996, the Company's corporate offices occupied approximately 7,000 square feet of space on the ninth floor of the bank building owned by one of its subsidiaries, The First National Bank of Central Illinois, located in downtown Springfield, Illinois. The lease term is one year with the option to renew annually. The Company's bank subsidiaries currently own 35 and lease 8 of the banking offices in which they operate.


Item 3. Legal Proceedings

Various legal claims have arisen during the normal course of business which, in the opinion of management after discussion with legal counsel, will not result in any material liability to the Company.



Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.



Part II

Item  5.   Market  for  Registrant's Common Equity and Related  Stockholder
Matters

COMMON STOCK MARKET PRICES AND DIVIDENDS
                                              Cash
                      Period                 Dividends
   1996                End     High    Low   Declared

1st Quarter          $30.75  $32.00  $30.50  $.24
2nd Quarter           31.00   31.50   29.50   .24
3rd Quarter           31.88   32.25   29.50   .24
4th Quarter           34.75   34.75   31.88   .24


                                              Cash
                      Period                 Dividends
   1995                End     High    Low   Declared

1st Quarter          $27.00  $27.00  $25.50  $.22
2nd Quarter           27.00   27.75   26.75   .22
3rd Quarter           28.75   28.75   27.00   .22
4th Quarter           30.88   31.50   28.00   .22

Firstbank common stock is traded in the over-the-counter market. The accompanying table represents the range of high and low prices for the Company's common stock during 1996 and 1995 as reported by NASDAQ National Market System. As of December 31, 1996, common stock was held by 2,144 shareholders of record. A listing of Firstbank's primary market makers follows:


NASDAQ MARKET MAKERS
Robert W. Baird & Co., Inc.   Howe, Barnes & Johnson, Inc.
Bear, Stearns & Co., Inc.     Keefe, Bruyette & Woods, Inc.
The Chicago Corporation       M. A. Schapiro & Co., Inc.
Herzog, Heine, Geduld, Inc.   Stifel, Nicolaus & Co.

Item 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial information of Firstbank and is qualified in its entirety by reference to the detailed information and consolidated financial statements of the Company included in Item 8.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                   As of and for the Years Ended December 31,
                                1996       1995       1994       1993       1992
                                 (dollars in thousands, except per share data)
Balance Sheet Items
 Investment securities     $  478,184 $  456,919 $  468,217 $  443,046 $  527,025
Loans, net of unearned
  discount                  1,297,406  1,236,798  1,178,550  1,129,894  1,074,667
Reserve for possible
 loan losses                   19,103     18,047     18,360     18,252     16,538
Total assets               2,005,204  1,863,294  1,816,902  1,758,902  1,797,221
 Total deposits             1,738,263  1,618,269  1,534,990  1,523,700  1,565,494
Long-term borrowings               3        108     10,638     21,377     27,111
 Shareholders' equity         207,636    190,981    163,311    157,925    143,926

Results of Operations
 Interest income           $  140,611 $  134,401 $  124,254 $  124,010 $  139,696
 Interest expense              61,005     57,486     45,057     45,406     62,407
 Net interest income           79,606     76,915     79,197     78,604     77,289
 Provision for possible
  loan losses                   2,868      2,313      2,942      5,535      6,014
 Net income before
  cumulative effect of
  change in accounting
  principle                    27,873     25,742     24,034     19,099     17,094
 Cumulative effect of change
  in accounting principle         -          -          -          386       -
 Net income                    27,873     25,742     24,034     19,485     17,094


Per Share Data
 Net income before
  cumulative effect of
  change in accounting
  principle                 $    2.66  $    2.46  $    2.30  $    1.84  $    1.65
 Cumulative effect of change
  in accounting principle          -          -          -         .03         -
 Net income                      2.66       2.46       2.30       1.87       1.65
 Cash dividends declared         0.96       0.88       0.80       0.72       0.64
 Book value                     20.17      18.47      15.82      15.37      14.09
 Tangible book value            18.83      17.02      14.25      13.64      12.19

Other Information
 Return on average assets        1.46%      1.41%      1.33%      1.11%      0.95%
 Return on average equity       14.07      14.47      14.99      12.78      12.38
 Net interest margin
  (tax-equivalent)               4.57       4.66       4.86       5.03       4.83
 Shareholders' equity to
  assets                        10.35      10.25       8.99       8.98       8.01
 Tangible equity to assets       9.73       9.52       8.17       8.05       7.00
 Tier 1 capital                 15.58      14.12      13.37      12.03      10.82
 Total risk-based capital       16.83      15.18      14.44      13.12      11.88
 Leverage ratio                 10.00       9.77       8.83       8.08       6.80


Stock Price Information
 Market value:
  Period end                 $  34.75   $  30.88   $  25.83   $  24.17   $  25.25
  High                          34.75      31.50      25.83      26.17      25.33
  Low                           29.50      25.50      22.67      23.33      18.50

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



INCOME STATEMENT ANALYSIS

Summary

Firstbank's net income for 1996 was $27,873, an increase of 8.3% over the net income of $25,742 in 1995. On a per share basis, earnings for 1996 were $2.66, up 8.1% from $2.46 in 1995. This followed an increase of 7.1% in net income and a 7.0% increase in corresponding earnings per share amounts for 1995 as compared to 1994.

Earnings for 1996 represented a return on average assets of 1.46% and a return on average equity of 14.07%. This compares to a 1.41% and 1.33% return on average assets and a 14.47% and 14.99% return on average equity reported for 1995 and 1994, respectively.


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

The Company's net interest income in 1996 was $79,606, an increase of 3.5% from $76,915 in 1995 following a decrease of 2.9% from the $79,197 reported in 1994. The tax-equivalent net interest margin was 4.57% for 1996 as compared to 4.66% and 4.86% for the years of 1995 and 1994, respectively. The interest rate environment within which financial institutions have operated during the last three years has caused some compression in the interest margins of Firstbank and the industry as a whole.

Average earning assets increased in 1996 by $84,662, or 5.0%, to $1,763,208. This increase is comprised primarily of higher loan volumes funded by core deposit growth during 1996. Average loans increased $47,145 while average time deposits increased $51,053 in 1996 as compared to 1995. Short-term investments and borrowings remained stable in 1996 as compared to 1995. The Company's efforts to generate more core deposit funding increased overall funding costs slightly which resulted in narrower margins in 1996 and 1995.
                               Page 20

Provision for Possible Loan Losses

The provision for possible loan losses charged to earnings during 1996 was $2,868 compared to $2,313 and $2,942 in 1995 and 1994, respectively. The increased provision in 1996 is attributable to loan growth, and the overall low level in this three-year period is consistent with the continued low nonperforming loan levels and low net charge-offs reported during those periods. The resulting reserve for possible loan losses was 1.47% of outstanding loans at December 31, 1996 as compared to 1.46% a year earlier. Net charge-offs for 1996 were at a historical low and represented 0.15% of average loans. The reserve's coverage of nonperforming loans remained strong at 177%.


Noninterest Income

Noninterest income reached $21,798 in 1996, up from $20,168 in 1995, and $18,902 in 1994. The 1996 increase of 8.1% was made possible by increased revenues from deposit service charges, mortgage lending activities, and investment services. Mortgage lending activities, which rebounded dramatically in 1995, increased again in 1996 with approximately $128 million in fixed rate mortgage loans originated and sold into the secondary market. Revenues from investment services, enhanced by underwriting fees associated with public finance activities, increased for the third straight year.


Noninterest Expense

The Company's noninterest expense increased slightly to $55,137 in 1996 from $54,921 in 1995 and declined from $59,426 in 1994. Salaries and benefits expense increased 3.4% in 1996 after several years of declining expenses. Previous declines were made possible by a gradual reduction in the number of employees and continued efforts to improve the efficiency of the Company's operations. While most expense categories have remained flat, lower FDIC insurance premiums have been responsible for reducing the Company's insurance expense to $635 in 1996 compared to $2,373 and $4,180 reported in 1995 and 1994, respectively.

The consolidation of certain operational functions, which are transparent to the customer, has taken place over the last five years and resulted in reduced operating costs. Progress continued in 1996 as the loan operations function for the Company was centralized while responsibility for all data processing and operations of Duchesne Bank was assumed internally following its affiliation with Firstbank in late 1995. As a result of the Company's expense control efforts, Firstbank has reduced its efficiency ratio to 53.9%, a strong indication that overhead costs have been efficiently incurred in the generation of operating revenues.


Income Taxes

Income tax expense for 1996 was $15,526 as compared to $14,107 for 1995 and $11,697 for 1994. Firstbank's effective tax rates were 35.8%, 35.4% and 32.7% for the last three years. The increase in the effective rate in 1996 and 1995 is primarily attributable to lower tax-exempt income and higher state tax expense than in 1994. State taxes have increased as the Company's interest income on U.S. Government securities, which is exempt from state income tax, has declined.



BALANCE SHEET ANALYSIS

Total assets reached $2,005,204 at December 31, 1996, an increase of 7.6% over the $1,863,294 a year earlier. Total deposits increased $119,994, or 7.4%, funding increases of $31,929 in short-term investments, $21,265 in investment securities, and $60,608 in net new loans during the year.

Investment Securities

Investment securities classified as available-for-sale increased $30,450 during 1996 while the held-to-maturity portfolio, which is comprised almost exclusively of longer-term municipal securities, declined $9,185. Market value fluctuations in the available-for-sale portfolio are reflected in the equity section of the Company's balance sheet, whereas securities in the held-to-maturity category are recorded at amortized cost. The equity adjustment at December 31, 1996, was a net unrealized gain of $527 compared to a net unrealized loss of $343 a year earlier.


Loans

As mentioned above, Firstbank added $60,608, or 4.9%, to the consolidated loan portfolio during 1996. With the deposit growth of $119,994, or 7.4%, the loan-to-deposit ratio of 76.4% at December 31, 1995 declined to 74.6% at December 31, 1996. The growth during the year was primarily in the commercial, residential real estate, and commerical real estate categories as the folloiwng table indicates:

                                         December 31,
                                  % of            % of           % of
                           1996   total  1995    total   1994   total
                                    (dollars in millions)
Commercial, financial and
 agricultural            $  292   22.5% $  280   22.6% $  274   23.2%

Real estate:
 Construction                67    5.1      57    4.6      46    3.9
 Residential mortgage       420   32.4     405   32.8     399   33.9
 Commercial mortgage        250   19.3     223   18.0     210   17.9
 Agricultural                36    2.8      36    2.9      39    3.2

Installment, net of
 unearned discount          232   17.9     236   19.1     211   17.9
                         $1,297  100.0% $1,237  100.0% $1,179  100.0%


The Company also provides long-term variable and fixed rate financing on residential real estate through two of its subsidiary banks. Originated loans are sold into the secondary market without recourse, with $130,433, $99,507 and $95,747 sold during 1996, 1995 and 1994, respectively. At December 31, 1996, the Company serviced 5,654 loans aggregating $355,220 which were owned by others.


Deposits

Total deposits, as mentioned above, increased 7.4% during 1996 to $1,738,263 at year-end. Noninterest-bearing deposits, which increased $46,298, or 17.7% compared to last year, were boosted by an increase in corporate cash management and check-processing service activities during the year. Interest-bearing deposits, with most of the growth in the certificate of deposit category, increased $73,696, or 5.4% over balances reported a year ago.


Short-Term Borrowings

Short-term borrowings increased $4,197 to $39,585 at December 31, 1996. This balance sheet category has remained fairly stable as the consistency of the year-end and average balances indicate.


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

Firstbank's December 31, 1996 equity-to-asset and tangible equity-to-asset ratios were 10.35% and 9.73%, up from 10.25% and 9.32%, respectively, at the end of 1995. The increase in the equity ratios is attributable to the growth in retained earnings and an unrealized gain of $870 on investment securities available-for-sale.

At December 31, 1996, Firstbank and its banking subsidiaries all exceed their minimum capital requirements for "well capitalized" institutions. Consolidated Firstbank Tier 1, Total Capital and Tier 1 Leverage ratios were 15.58%, 16.83% and 10.00%, respectively at December 31, 1996 compared to 14.12%, 15.18% and 9.77%, respectively a year earlier. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

Shareholders' equity represents book value and tangible book value per common share of $20.17 and $18.83, respectively, at December 31, 1996, as compared to $18.47 and $17.02, respectively, at December 31, 1995.


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

The Company has more than 92% of its investment portfolio designated as available-for-sale. The unrealized losses, net of tax, on that portfolio were $527 at December 31, 1996 as compared to unrealized losses, net of tax, of $343 a year earlier. The unrealized gains or losses are reflected, net of tax, as an adjustment in the equity section of the balance sheet. The current unrealized gain, which represents less than 1% of the total available-for-sale market value, is an indication that the aggregate yield is very close to year-end market rates.

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

Firstbank's loan portfolio contains certain risk elements which are defined as nonperforming loans. This category includes loans on nonaccrual, loans contractually past due ninety days or more as to interest or principal payments, and other loans for which terms have been renegotiated or restructured because of deterioration in the financial condition of the borrowers. Those nonperforming loans represented 0.83% of total loans at the end of 1996 as compared to 0.89% at the end of 1995. The reserve for possible loan losses was $19,103 at December 31, 1996, representing 1.47% of outstanding loans. Net charge-offs as a percentage of average loans for 1996 were 0.15%. These figures compare to a 1.46% reserve and 0.22% net charge-offs for 1995. Continued strength in all measures of asset quality is indicative of the priority management has given to maintaining asset quality.

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


Liquidity and Interest Rate Sensitivity

Throughout the first half of 1994, assets were repricing at lower levels while deposit funding had reached somewhat of a pricing floor. During the last six months of 1994 and in 1995, increasing competition for both loan and deposit growth combined with a flat or inverted yield curve further pressured interest margins industry-wide. Interest rates stablized somewhat during 1996 causing the Company interest margin to contract slightly during the year. Regardless of the interest rate environment, Firstbank's management of rate-sensitive earning assets and interest-bearing liabilities is a key component of continued profitability. Management's objective is to produce an optimal yield while protecting earnings from significant fluctuations. An effective asset/liability management process is necessary to minimize the effects of fluctuating interest rates on net interest income while maintaining the flexibility to take advantage of changing market conditions. The following discusses Firstbank's liquidity and interest rate risk management.


Liquidity Risk Management

The primary source of Firstbank's liquidity is short-term investments in Federal funds sold. Additional liquidity is provided through Firstbank's available-for-sale investment portfolio. Firstbank's liquidity is further enhanced by the availability of funds through its correspondent relationships maintained by one of its largest subsidiary banks. Some 20 central and downstate Illinois correspondent banks utilize this subsidiary bank for their daily Federal funds investments. Generally, the subsidiary bank will purchase such funds "as agent", passing the funds through to other larger correspondent banks. However, should Firstbank face a tight liquidity position on any particular day, the subsidiary bank may retain such funds as principal, rather than passing them to upstream correspondent banks.

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


Interest Rate Risk Management

Interest rate sensitivity is closely monitored through Firstbank's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 1996, individually and cumulatively, through various time horizons.

At December 31, 1996 and December 31, 1995, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. The December 31, 1996 simulation analysis, using the assumptions described above, projected net interest income to decrease by 2.2% and the net interest margin to contract by 9 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 4.9% and the net interest margin projected to expand 20 basis points. At December 31, 1995, the analysis projected net interest income to decrease 2.5% and the net interest margin to contract 11 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 2.0% and the net interest margin to expand by 9 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter).

The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects Firstbank's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1996, individually and cumulatively, through various time horizons. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.

                                Remaining Maturity if Fixed Rate;
                     Earliest Possible Repricing Interval if Floating Rate
                                  3      Over 3    Over 6      Over 1
                              months     months    months      year
                                 or     through    through    through    Over 5
                               less     6 months  12 months   5 years     years
     Interest-earning assets
  Loans                     $ 450,367  $ 103,400  $ 162,513  $ 542,996 $  38,130
  Investment securities       102,559     17,320     47,924    297,027    13,354
  Other interest-earning3
   assets                      45,815        -          -          -         -
   Total interest-
     earning assets         $ 598,741  $ 120,720  $ 210,437  $ 840,023 $  51,484
     Interest-bearing
       liabilities
  Savings, NOW, and
   money market accounts    $ 635,214  $     -    $     -    $     -   $     -
  Time certificates of
    deposit of $100 or more    62,779     24,635     56,081     49,432       -
  All other time deposits     148,553    139,044    157,131    156,684     1,502
  Nondeposit interest-
     bearing liabilities       27,758      6,775      4,435        620       -
    Total interest-
      bearing liabilities   $ 874,304  $ 170,454  $ 217,647  $ 206,736 $   1,502

    Gap by period           $(275,563) $ (49,734) $  (7,210) $ 633,287 $  49,982

    Cumulative gap          $(275,563) $(325,297) $(332,507) $ 300,780 $ 350,762


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

SFAS 121 was effective for financial statements issued for fiscal years beginning after December 31, 1995. The Statement was implemented effective January 1, 1996 and did not have a material effect on the consolidated financial statements of Firstbank.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides guidance for accounting and reporting standards for stock-based employee compensation plans.

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

Statement  of  Financial  Accounting  Standards  No.  125,  "Transfer   and
Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") provides guidance for accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 is based on consistent application of a financial-components approach that focuses on control. It distinquishes transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 is not expected to have a material effect on the consolidated financial statements of the Company.


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

Item 8.  Financial Statements and Supplemental Data

                                   INDEX




                                                    Page

Consolidated Financial Statements:
Consolidated Balance Sheets                          30
Consolidated Statements of Income                    31
Consolidated Statements of Shareholders' Equity      32
Consolidated Statements of Cash Flows                33
Notes to Consolidated Financial Statements           34
Management's Report                                  51
Independent Auditors' Report                         52

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
                                                         December 31,
                                                      1996         1995
Assets
 Cash and due from banks                         $  110,686   $   83,738
 Short-term investments                              45,815       13,886
 Investment securities:
   Available-for-sale, at market value              442,749      412,299
   Held-to-maturity, at amortized cost (market
    value of $36,531 and $46,156 for 1996
    and 1995, respectively)                          35,435       44,620
      Total investment securities                   478,184      456,919

 Loans                                            1,300,572    1,242,377
   Unearned discount                                 (3,166)      (5,579)
     Loans, net of unearned discount              1,297,406    1,236,798
   Reserve for possible loan losses                 (19,103)     (18,047)
     Loans, net                                   1,278,303    1,218,751
 Premises and equipment                              43,463       41,457
 Accrued income receivable                           18,945       19,119
 Other assets                                        29,808       29,424
     Total assets                                $2,005,204   $1,863,294

Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                           $  307,208   $  260,910
   Interest-bearing                               1,431,055    1,357,359
     Total deposits                               1,738,263    1,618,269
 Short-term borrowings                               39,585       35,388
 Other liabilities                                   19,717       18,548
 Long-term borrowings                                     3          108
     Total liabilities                            1,797,568    1,672,313

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock-no par value
     authorized and unissued:  1,000,000 shares       -            -
   Common stock-par value $1; 20,000,000
     authorized shares, issued 10,352,403 shares
     in 1996 and 10,348,026 in 1995                  10,352       10,348
   Capital surplus                                   42,114       42,826
   Retained earnings                                156,509      138,541
   Unrealized gains (losses) on investment
     securities, net                                    527         (343)
   Less treasury stock at cost -
     60,048 shares in 1996 and 12,551 shares
     in 1995                                         (1,866)        (391)
     Total shareholders' equity                     207,636      190,981
     Total liabilities and
       shareholders' equity                      $2,005,204   $1,863,294



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)


                                            Years Ended December 31,
                                          1996        1995        1994
Interest income
 Loans                               $   111,185  $  107,563  $   95,849
 Investment securities:
   Taxable                                25,003      21,876      24,364
   Exempt from Federal income taxes        1,983       2,594       3,235
 Short-term investments                    2,440       2,368         806
     Total interest income               140,611     134,401     124,254
Interest expense
 Deposits                                 58,861      54,754      40,105
 Short-term borrowings                     2,141       2,316       3,665
 Long-term borrowings                          3         416       1,287
     Total interest expense               61,005      57,486      45,057

     Net interest income                  79,606      76,915      79,197
Provision for possible loan losses         2,868       2,313       2,942
     Net interest income after
      provision for possible loan
      losses                              76,738      74,602      76,255

Noninterest income                        21,798      20,168      18,902

Noninterest expense                       55,137      54,921      59,426
     Net income before income taxes       43,399      39,849      35,731

Income tax expense                        15,526      14,107      11,697

     Net income                      $    27,873  $   25,742  $   24,034

Per common share
 Average common shares and common
   share equivalents outstanding      10,467,850  10,477,931  10,445,111

 Earnings per common share           $      2.66  $     2.46  $     2.30



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousand except per share data)
<CAPTION.

                                             Years Ended December 31, 1996, 1995, and 1994
                                                                               Unrealized
                                                                             Gains (Losses)
                                                                              on Investment
                                       Common       Capital      Retained        Securities,      Treasury
                                       Stock        Surplus      Earnings           Net             Stock         Total
Balance at December 31, 1993
 as previously reported                10,306        42,471       105,387            -               (239)       157,925
Cumulative effect of change
 in accounting for investment
  securities, net of tax effect           -             -             -            3,314              -            3,314
Adjustments for
 pooling-of-interests                      13           197          (100)           -                -              110
Adjusted balance at
 January 1, 1994                       10,319        42,668       105,287          3,314             (239)       161,349
Net income                                -             -          24,034                                         24,034
Cash dividends declared by the
 Company ($.80 per share)                 -             -          (7,754)           -                -           (7,754)
Issuance of 5,401 shares for stock
 options exercised                          5            62           -              -                -               67
Issuance of 4,735 shares for
 dividend reinvestment                      5           109           -              -                -              114
Acquisition of 28,020 shares for
 treasury                                 -             -             -              -               (698)          (698)
Stock options exercised for
 39,205 shares from treasury              -            (103)          -              -                679            576
 Issuance of 13,746 shares from
  treasury  for dividend reinvestment     -             203           -              -                133            336
Unrealized loss on investment
 securities, net                          -             -             -          (14,713)             -          (14,713)

Balance December 31, 1994              10,329        42,939       121,567        (11,399)            (125)       163,311
Net income                                -             -          25,742                                         25,742
Cash dividends declared by the
 Company ($.88 per share)                 -             -          (8,768)           -                -           (8,768)
Fractional share adjustment from
 stock split                              -             (15)          -              -                -              (15)
Issuance of 12,903 shares for stock
 options exercised                         13           123           -              -                -              136
Issuance of 5,761 shares for
 dividend reinvestment                      6           159           -              -                -              165
Acquisition of 44,854 shares for
 treasury                                 -             -             -              -             (1,307)        (1,307)
Stock options exercised for
 24,794 shares from treasury              -            (380)          -              -                703            323
Issuance of 12,373 shares from
  treasury  for dividend reinvestment     -             -             -              -                338            338
Unrealized gain on investment
 securities, net                          -             -             -           11,056              -           11,056

Balance December 31, 1995              10,348        42,826       138,541           (343)            (391)       190,981
Net income                                -             -          27,873                                         27,873
Cash dividends declared by the
 Company ($.96 per share)                 -             -          (9,905)                                        (9,905)
Issuance of 4,377 shares for stock
 options exercised                          4           103           -              -                -              107
Acquisition of 117,935 shares for
 treasury                                 -             -             -              -             (3,660)        (3,660)
Stock options exercised for
 52,786 shares from treasury              -            (810)          -              -              1,641            831
Issuance of 17,653 shares from
  treasury  for dividend reinvestment     -              (5)          -              -                544            539
Unrealized gain on investment
 securities, net                          -             -             -              870              -              870

Balance December 31, 1996            $ 10,352      $ 42,114     $ 156,509       $    527         $ (1,866)      $207,636

See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                     Years Ended December 31,
                                                     1996       1995      1994

Operating Activities
   Net income                                    $  27,873  $  25,742 $  24,034
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  8,387     11,286    11,331
      Provision for possible loan losses             2,868      2,313     2,942
      Provision for deferred income taxes             (311)       672        49
      Writedowns in value and (net gains)
        incurred on other real estate owned            (75)       -          89
      (Increase) decrease in accrued income
        receivable                                     174     (1,330)   (1,227)
      Gain on sale of loans                         (1,252)      (688)     (421)
      Other, net                                    (1,391)      (622)   (2,647)
      Originations of loans for sale              (133,643)  (103,992)  (97,897)
      Proceeds from sale of loans                  130,433     99,507    95,747
        Net cash provided by operating
         activities                                 33,063     32,888    32,000

Investing Activities
   Purchases of investment securities:
    Available-for-sale                            (744,597)  (271,408) (203,731)
    Held-to-maturity                                (8,805)    (1,442)   (2,023)
   Proceeds from sales of investment securities:
    Available-for-sale                             180,914    111,673    40,847
   Proceeds from maturities of and principal
    payments on investment securities:
     Available-for-sale                            532,532    171,947    93,780
     Held-to-maturity                               17,914     12,464    22,990
   Purchases of premises and equipment              (7,034)    (2,721)   (4,765)
   Proceeds from sales of premises and equipment        34         29       241
   Proceeds from sales of other real estate owned    1,141      1,609     4,781
   Net loans originated                            (58,478)   (57,091)  (50,792)
   Other, net                                          -          -         118
        Net cash provided by (used in)
          investing activities                     (86,379)   (34,940)  (98,554)

Financing Activities
   Net increase (decrease) in noninterest-bearing
    deposit accounts                                46,298     (1,057)    7,388
   Net increase (decrease) in savings, NOW
    and money market deposit accounts               27,947    (29,666)  (26,874)
   Net increase in time deposits                    45,749    114,002    30,776
     Net increase (decrease) in short-term
      borrowings                                     4,197    (57,376)   53,893
   Principal payments under capital lease
     obligations                                      (105)      (180)     (164)
   Payments to retire long-term debt                   -      (10,350)  (10,575)
   Cash dividends paid                              (9,710)    (8,457)   (7,458)
   Proceeds from exercise of common stock options      938        459       643
   Proceeds from dividend reinvestment plan            539        503       450
   Acquisition of shares for treasury               (3,660)    (1,322)     (698)
        Net cash provided by (used in)
          financing activities                     112,193      6,556    47,381
Increase   (decrease)  in  cash  and  cash
  equivalents                                       58,877      4,504   (19,173)
Cash and cash equivalents at beginning of year      97,624     93,120   112,293
Cash and cash equivalents at end of year         $ 156,501   $ 97,624  $ 93,120

Supplemental Information:
 Income taxes paid                               $  14,886   $ 12,752  $ 12,605
 Interest paid                                   $  60,786   $ 54,824  $ 44,522

See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996, 1995 and 1994
Note 1 - Summary of Significant Accounting Policies
Firstbank of Illinois Co. (the "Company") provides a full range of banking services to individual, corporate and institutional customers through its seven operating subsidiary banks with thirty-four locations throughout central, southwestern and southern Illinois and five banking offices in Missouri. The Company also provides specialized investment and fiduciary services to customers through two non-bank subsidiaries. The Company and its subsidiaries are subject to competition from other financial and nonfinancial institutions providing financial products in these markets. Additionally, the Company and its banking subsidiaries are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Investment Securities - The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. SFAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The Company adopted the provisions of SFAS 122 prospectively beginning on October 1, 1995 and recorded a mortgage servicing asset of $931,000 during 1996 and $245,000 during the fourth quarter of 1995. The value of mortgage servicing rights is determined based on the present value of estimated future cash flows, using assumptions as to current market discount rate, prepayment speeds and servicing costs per loan. Mortgage servicing assets are amortized in proportion to, and over the period of estimated net servicing income as a reduction of mortgage banking revenues.

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

Stock Options - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

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

The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation or deposits. The amount of impairment, if any, is measured based on projected discounted future operating cash flows, using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

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

During 1996, 1995 and 1994, the Company made noncash transfers of loans to other real estate of approximately $520,000, $1,390,000, and $1,872,000, respectively.

In conjunction with the acquisitions of Duchesne Bank ("Duchesne") in 1995 and Colonial Bancshares, Inc. ("Colonial") and Rowe, Henry & Deal, Inc. ("RHD") in 1994, discussed further in Note 2, the Company issued non-cash consideration of 500,000, 505,375, and 13,378 shares of its common stock, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of - The Company adopted the provisions of Statement of Financial Accounting Standards, Accounting for the Impairment of Long-Lived Asseets and for Long-Lived Assets To Be Disposed Of, ("SFAS 121"), on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangiles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying acmount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Transfer and Servicing of Financial Assets and Extinguishments Of Liabilities - In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125"). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is not expected to have a material effect on the consolidated financial statements of the Company.

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

The effect of the pooling-of-interests on previously reported results of operations for the years ended December 31, 1994 and 1993 is as follows (in thousands):

                                         1994                      1993
                                As reported   Restated    As reported   Restated

         Interest income         $120,029     $124,254      $110,011    $124,010
Interest expense                   43,380       45,057        40,148      45,406
 Net interest income               76,649       79,197        69,863      78,604
Provision for possible loan
 losses                             2,700        2,942         3,140       5,535
Noninterest income                 18,784       18,902        16,333      18,242
Noninterest expense                57,906       59,426        52,682      62,827
 Net income before income tax
   expense and cumulative
   effect of change in
   accounting principle            34,827       35,731        30,174      28,484
Income tax expense                 11,373       11,697         9,917       9,385
 Net income before cumulative
   effect of change in
   accounting principle          $ 23,454     $ 24,034      $ 20,257    $ 19,099


On January 2, 1997, the Company purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. This acquisition was accounted for using the purchase method of accounting, therefore, the operating results of Z&W will be included in the consolidated financial results beginning January 2, 1997.

On December 20, 1996, the Company entered into a definitive agreement to acquire all the outstanding common stock of BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National Bank of Mattoon, Illinois. BankCentral, with consolidated assets of approximately $114 million, operates four locations in Mattoon, Illinois. The transaction, which involves an exchange of cash and Company common stock totaling approximately $13.3 million, will be accounted for using the purchase method of accounting and is expected to close during the second quarter of 1997. Pro forma information is not presented because it is not material to the Company's operating results reported herein.


Note 3 - Regulatory Matters

Subsidiary bank dividends are the principal source of funds for payment of dividends by the Company to its shareholders. Both Federal and state laws impose restrictions on the ability of the subsidiary banks to pay dividends. Internally, the Company has also established a policy whereby the subsidiary banks will maintain a minimum capital to assets ratio of 7.0%. Under the most stringent of these internal and external policies, the Company has approximately $30,099,000 available for dividends from its banking subsidiaries at December 31, 1996. As of December 31, 1996, there are no regulatory restrictions, other than maintenance of minimum capital standards, as to the amount of dividends the subsidiary banks can pay.

The Company's banking subsidiaries are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1996 and 1995 was $26,288,000 and $21,642,000, respectively.

The Company's subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum captial requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines applicable to the Company and its subsidiary banks and the regulatory framework for prompt corrective action applicable to the Company and its subsidiary banks, the Company and its subsidiary banks must meet specific captial guidelines that involve quantitative measures of the Company's and its subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory agencies categorized the subsidiary banks as "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as well capitalized, the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the subsidiary banks' category.

The actual and required capital amounts and ratios as of December 31, 1996, for the Company are listed in the following table (dollar amounts in thousands):

                                                                   To Be Well
                                                                   Capitalized
                                                                   Under Prompt
                                                 For Capital       Corrective
                                 Actual           Adequacy         Action
                                                  Purposes         Provisions
                             Amount   Ratio     Amount  Ratio     Amount  Ratio

Tier I capital
  (to risk-weighted assets)
     Company               $193,243   15.58%   $49,627  4.00%    $   -      -  %
     Central Bank            60,886   14.96    16,284   4.00       24,426  6.00
     First National Bank     54,263   13.42    16,171   4.00       24,257  6.00
     Colonial Bank           16,251   14.32     4,538   4.00        6,807  6.00
     Elliott State Bank      16,227   14.88     4,363   4.00        6,545  6.00
     First Trust Bank        12,233   13.09     3,737   4.00        5,606  6.00
     Duchesne Bank            7,357   11.59     2,538   4.00        3,807  6.00
     Farmers & Merchants      5,930   14.52     1,633   4.00        2,450  6.00
Bank

Total capital
  (to risk-weighted assets)
     Company               $208,796   16.83%  $99,255   8.00%    $   -      -  %

     Central Bank            66,008   16.21    32,569   8.00       40,711 10.00

     First National Bank     59,020   14.60    32,343   8.00       40,428 10.00

     Colonial Bank           17,672   15.58     9,076   8.00       11,345 10.00

     Elliott State Bank      17,599   16.14     8,726   8.00       10,907 10.00

     First Trust Bank        13,375   14.32     7,474   8.00        9,342 10.00

     Duchesne Bank            8,153   12.85     5,077   8.00        6,346 10.00

     Farmers & Merchants      6,442   15.78     3,267   8.00        4,083 10.00
Bank

Tier I capital
  (to adjusted average assets)
     Company               $193,243   10.00%  $57,992   3.00%    $   -      -  %

     Central Bank            60,886    8.81    20,723   3.00       34,538  5.00
     First National Bank     54,263    8.98    18,121   3.00       30,201  5.00
     Colonial Bank           16,251    8.86     5,504   3.00        9,174  5.00
     Elliott State Bank      16,227    9.70     5,018   3.00        8,364  5.00
     First Trust Bank        12,233    9.04     4,059   3.00        6,766  5.00
     Duchesne Bank            7,357    8.31     2,658   3.00        4,429  5.00
     Farmers & Merchants
      Bank                    5,930    8.63     2,061   3.00        3,436  5.00%

Note 4 - Investment Securities

The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as available-for-sale at December 31, 1996 are as follows (in thousands):

                                             Gross       Gross
                                Amortized  Unrealized  Unrealized   Market
                                   Cost      Gains       Losses     Value

U.S. Government and U.S.
 agencies and corporations       $440,053   $  1,401    $    593   $440,861
Other                               1,885          3          -       1,888
                                 $441,938   $  1,404    $    593   $442,749


The amortized cost and market value of investments in debt securities classified as available-for-sale at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Market
                                           Cost       Value

   Due in one year or less                $162,518  $162,355
   Due after one year through five years   263,813   264,657
   Due after five years through ten years    1,341     1,370
   Due after ten years                       1,314     1,327
   No stated maturity                        1,096     1,096
                                           430,082   430,805
   Mortgage-backed securities               11,856    11,944
                                          $441,938  $442,749


The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as held-to-maturity at December 31, 1996 are as follows (in thousands):


                                    Gross       Gross
                        Amortized Unrealized  Unrealized  Market
                           Cost     Gains       Losses    Value
State and political
 subdivisions             $34,185  $ 1,071     $   5     $35,251
U.S. Government agencies      200        -         -         200
Other                       1,050       30         -       1,080
                          $35,435  $ 1,101     $   5     $36,531


The amortized cost and market value of debt securities classified as held-to-maturity at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Amortized    Market
                                              Cost      Value
   Due in one year or less                  $ 9,461    $ 9,511
   Due after one year through five years     13,835     14,330
   Due after five years through ten years    10,080     10,564
   Due after ten years                        2,059      2,126
                                            $35,435    $36,531

The amortized cost, market value and the gross unrealized gains and losses at December 31, 1995 of investments in debt securities available-for-sale are as follows (in thousands):

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


The amortized cost, market value and the gross unrealized gains and losses at December 31, 1995 of investments in debt securities held-to-maturity are as follows (in thousands):

                                         Gross       Gross
                      Amortized        Unrealized  Unrealized   Market
                        Cost             Gains       Losses     Value
State and political
 subdivisions          $44,620           $1,538       $    2    $46,156


Proceeds from sales of investments in debt securities were $180,914,000, $111,673,000 and $40,847,000 in 1996, 1995 and 1994, respectively. Gross gains  of  $872,000, $412,000 and $211,000, and gross losses  of  $532,000,
$384,000, and $74,000 were realized on these sales in 1996, 1995 and 1994, respectively. Proceeds from sales of investments in debt securities in 1996 represent sales from the available-for-sale portfolio.

The carrying value of securities pledged to secure deposits and collateralize borrowings and securities sold under agreements to repurchase amounted to approximately $240,862,000 and $227,203,000 at December 31, 1996 and 1995, respectively.



Note 5 - Loans

Loan categories at December 31, 1996 and 1995 are as follows (in thousands):

                                  1996          1995
   Commercial, financial,
     and agricultural         $  291,706    $  280,347
   Real estate construction       67,618        56,961
   Real estate mortgage          706,026       663,508
   Installment                   235,222       241,561
     Total loans              $1,300,572    $1,242,377


The Company serviced loans for others of $355,220,000 and $299,041,000 as of December 31, 1996 and 1995, respectively.

The Company grants commercial, agricultural, industrial, residential and consumer loans to customers throughout the respective service areas of each of the subsidiary banks, which consists of central and southern Illinois and the St. Louis metropolitan area. The Company does not have any particular concentration of credit in any one economic sector other than agribusiness, in which approximately 7.6% of the portfolio is maintained. Such loans are generally secured by farm assets, including crops, real estate and equipment. Additionally, a substantial portion of the portfolio is concentrated in and secured by real estate located in the various service areas of the Company's subsidiary banks. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economies and their effects on the real estate markets.

Transactions in the reserve for possible loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                    1996      1995     1994

   Balance, January 1              $18,047  $18,360   $18,252
     Provision charged to expense    2,868    2,313     2,942
     Loans charged off             (3,379)  (4,107)   (4,084)
     Recoveries of loans previously
      charged off                    1,567    1,481     1,250
   Balance, December 31            $19,103  $18,047   $18,360


The aggregate amount of loans to executive officers and directors of the Company and its principal subsidiaries, and loans to associates of executive officers and directors, was approximately $6,418,000 and $9,666,000 at December 31, 1996 and 1995, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 1996 is as follows (in thousands):


   Balance, December 31, 1995       $ 9,666
   New loans made                     9,528
   Payments received                (9,561)
   Balance, December 31, 1996       $ 9,633


A summary of impaired loans, which include nonaccrual loans, at December 31, 1996 and 1995, follows (in thousands):

                                               1996           1995
 Nonaccrual loan                              $8,920         $8,261
 Impaired loans continuing to accrue interest    -              -
 Total impaired loans                         $8,920         $8,261

 Allowance for losses on impaired loans       $1,703         $1,404
 Impaired loans with no related
       allowance for loan losses              $3,705         $1,432
 Average balance of impaired
       loans during the year                  $9,038         $6,979


Information regarding loans on which interest is not being accrued (under the accounting policies described in Note 1) and loans on which the yield has been reduced due to a borrower's declining financial condition at December 31, 1996 and 1995 (in thousands), is as follows:

                                   1996                     1995
                           Nonaccrual   Reduced     Nonaccrual   Reduced
                             Loans     Rate Loans      Loans    Rate Loans
Recorded loan balance        $ 8,920   $   153        $ 8,261   $   346
Interest income which would
 have been recorded under the
 original terms                  884        18           883         41
Interest income recorded         296        16           248         15

Note 6 - Premises and Equipment

A summary of premises and equipment by asset classification at December 31, 1996 and 1995 is as follows (in thousands):

                                  Estimated
                                Useful Lives
                                  in Years      1996     1995
     Land                             -       $ 8,548  $ 7,826
     Buildings                     3-50        51,271   48,924
     Furniture, fixtures and
       equipment                   2-20        38,402   34,875
                                               98,221   91,625
     Less accumulated depreciation and
      amortization                             54,758   50,168
                                              $43,463  $41,457


Depreciation  and  amortization  of  premises  and  equipment  charged   to
occupancy or equipment expense amounted to approximately $4,994,000, $4,791,000, and $4,662,000, for 1996, 1995 and 1994, respectively.

Rent income, net of $570,000 in rental expense, was $88,000 in 1996. The 1995 rent expense was approximately $3,000, net of $583,000 of rental
income.   Rental  expense for 1994 was $46,000 net of  $509,000  in  rental income.

The Company leases land on which certain banking facilities are located under various operating lease agreements. Substantially all leases provide for the payment of real estate taxes, insurance, and maintenance costs by the Company and contain renewal options for varying terms expiring from 1997 through 2047. The Company also leases certain equipment under agreements which are cancellable with 30 to 90 days notice to the lessor. The aggregate amount of minimum rental commitments under all noncancellable operating leases net of noncancellable subleases, as of December 31, 1996 is approximately $3,157,000.

Minimum rental commitments under these leases for each of the next five years are as follows (in thousands):

                 1997               $396
                 1998                298
                 1999                215
                 2000                177
                 2001                154


Note 7 - Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 1996 and 1995 (in thousands):
                                    1996       1995
   NOW, super NOW, and money
     market demand accounts     $  453,986 $  414,469
   Savings accounts                181,228    192,798
   Time deposits of $100,000
     or more                       192,927    137,120
   All other time deposits         602,914    612,972
                                $1,431,055 $1,357,359

Interest on deposits consists of the following for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                   1996      1995      1994
   NOW, super NOW, and money
     market demand accounts      $12,754    $11,119   $10,210
   Savings accounts                4,128      4,880     5,068
   Time deposits of $100,000
     or more                       7,196      6,101     3,377
   All other time deposits        34,783     32,654    21,450
                                 $58,861    $54,754   $40,105


Scheduled maturities of time deposits as of December 31, 1996, are as follows (in thousands):

                 1997           $499,567
                 1998            184,928
                 1999             49,678
                 2000             28,566
                 2001             28,492
                 Thereafter        4,610
                                $795,841


Note 8 - Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 1996 and 1995 (in thousands):

                                                      1996     1995
   Federal funds purchased and securities sold
     under agreements to repurchase                 $39,117  $34,991
   Other short-term borrowings                          468      397
                                                    $39,585  $35,388


The weighted average interest rate paid on Federal funds purchased and securities sold under agreements to repurchase is computed on a daily average basis. The weighted average interest rates paid on such borrowings for 1996, 1995 and 1994 were 4.9%, 5.5%, and 4.4%, respectively.

Other short-term borrowings consist primarily of amounts borrowed from the Federal Reserve Bank and under the note option plan relating to the subsidiary banks' treasury, tax and loan accounts with the Federal Reserve Bank. The weighted average interest rates paid on such borrowings for 1996, 1995 and 1994 were 4.7%, 4.9%, and 3.4%, respectively.


Note 9 - Long-Term Borrowings

The Company obtained a $30,000,000 unsecured term credit facility (credit facility), maturing in 1996, to finance certain acquisitions in July 1991. The credit facility, which had an original term of five years, required semiannual principal payments with a final installment due June 30, 1996. The Company retired its credit facility with payment of the remaining principal balance of $10,350,000 on June 26, 1995. Interest, paid quarterly, floated at LIBOR plus 1.25%. The weighted average interest rate paid on this facility, including the cost of the interest rate swap described in Note 13, was 7.8% and 7.5% in 1995 and 1994, respectively.

Other long-term borrowings consist of capital lease obligations payable, most of which matured during 1996. The weighted average interest rate paid on these obligations payable during 1996, 1995, and 1994 was 10.5%.

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

In December 1993, an incentive stock option plan was adopted by the Company's Board of Directors under substantially the same terms as the 1982 plan. The plan provides for the issuance of options to purchase up to a maximum of 375,000 shares of common stock. Through December 31, 1996, the Board of Directors granted options to purchase 299,750 shares leaving 75,250 shares available for future grants at December 31, 1996. On January 2, 1997, the Board of Directors granted options to purchase the remaining 75,250 shares leaving no shares available for future grants.

Following is a summary of the various incentive stock option plan transactions:

                                  Number of        Price
                                   Shares        Per Share          Total
Outstanding at December 31, 1993   389,979     $ 6.33-24.00      $6,557,814
 Granted                             3,000         25.17             75,500
 Exercised                         (40,107)      6.33-17.29        (573,625)
Outstanding at December 31, 1994   352,872       7.71-25.17       6,059,689
 Granted                           115,500         25.67          2,964,500
 Exercised                         (36,197)      7.71-24.00        (444,137)
 Forfeited                         (26,370)      7.71-25.67        (622,200)
Outstanding at December 31, 1995   405,805       9.58-25.67       7,957,852
 Granted                            80,000         30.75          2,460,000
 Exercised                         (37,663)      9.58-24.00        (585,387)
 Forfeited                         (12,850)     11.67-30.75        (241,566)
Outstanding at December 31, 1996   435,292       9.58-30.75     $9, 590,899
Average exercise price on
   outstanding options                            $22.03
Exercisable at December 31, 1996   242,892

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

In December 1993, a directors stock option plan was adopted by the Company's Board of Directors under which options to purchase up to a maximum of 45,000 shares of common stock could be granted under the same terms as the 1988 plan. Through December 31, 1996, options to purchase 33,000 shares were granted. The directors stock option plan has expired leaving no shares available for future grants. Options are immediately exercisable at date of grant.

Following is a summary of the various directors stock option plan transactions:

                                  Number of       Price
                                   Shares        Per Share        Total
Outstanding at December 31, 1993    49,500     $10.13-22.00   $  734,260
 Granted                            10,500        24.83          260,750
 Exercised                          (4,500)     11.67-22.00      (68,750)
Outstanding at December 31, 1994    55,500      10.13-24.83      926,260
 Granted                            12,000        27.13          325,500
 Exercised                          (1,500)       10.13          (15,190)
Outstanding at December 31, 1995    66,000      10.13-27.13    1,236,570
 Granted                            10,500        30.50          320,250
 Exercised                         (19,500)     10.13-26.75     (352,940)
Outstanding at December 31, 1996    57,000      10.13-30.50   $1,203,880
Average exercise price on
   outstanding options                            $21.04

At December 31, 1996, the Company had outstanding options issued in accordance with the various incentive stock option and directors stock option plans described above. The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                              1996         1995

        Net Income         As reported        $27,873      $25,742
                           Pro forma           27,446       25,514

        Earnings per       As reported          $2.66        $2.46
        share              Pro forma             2.62         2.44


The per share weighted-average fair value of stock options granted during 1996 and 1995 was $7.67 and $6.07 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected volatility of 20%, expected dividend yield 3.1%, risk-free interest rate of 6.60%, and an expected life of 7 years; 1995 - expected volatitlity of 20%, expected dividend yield 3.4%, risk-free interest rate of 6.60%, and an expected life of 7 years.

Pro  forma  net  income reflects only options granted  in  1996  and  1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 2 years and compensation cost for options granted prior to January 1, 1995 is not considered.

In 1989, a dividend reinvestment plan was established and a maximum of 750,000 shares of common stock was authorized. This plan, which allows any shareholder to participate, permits reinvestment of all or a portion of current dividends in additional shares. Participants can also make additional cash payments of $25 to $3,000 per quarter to obtain additional shares. At December 31, 1996 and 1995, 621,240 and 638,893 shares, respectively, were available for future issuance under the plan.


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

The following table sets forth the funded status of the Company's defined benefit plan as of December 31, 1996 and 1995 and amounts recognized in the Company's consolidated financial statements as of and for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                         1996         1995
Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested
   benefits of $12,676 in 1996 and $11,970 in 1995     $ 13,023     $ 12,254

Projected benefit obligation, for service rendered
 to date                                                (16,675)     (16,020)
Plan assets at fair value                                16,974       15,556
   Plan assets in excess of (less than) projected
     benefit obligation                                     299         (464)
   Unrecognized portion of net transition asset            (353)        (373)
   Unrecognized prior service cost                          506          554
   Unrecognized gain                                     (1,158)        (193)
Accrued pension expense included in other
 liabilities in the consolidated balance sheets        $   (706)    $   (476)

                                            1996     1995     1994
Net pension cost included the
 following components:
   Service cost-benefits earned during
      year                               $   967   $   662  $   620
   Interest cost on projected benefit
      obligation                           1,220       995      982
   Actual return on plan assets           (1,553)   (2,505)      33
   Net amortization and deferral             272     1,378   (1,083)
                                         $   906   $   530  $   552


The plan holds assets in a wide variety of diversified securities including U.S. Treasury and government agency obligations, municipal bonds, corporate bonds, common stocks, money market deposit accounts, certificates of deposit and cash. The plan holds a nominal amount of common stock of the Company.

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation was 8.0% for 1996, 7.75% for 1995, and 8.75% for 1994. The rate of increase in future compensation levels was 4.50% for 1996, 1995 and 1994. The expected long-term rate of return on assets was 8.50% for 1996, 1995 and 1994.

The Company and its subsidiaries have an employee savings plan covering substantially all employees. Employee benefit expense related to this plan was $868,000, $959,000 and $1,058,000 in 1996, 1995 and 1994, respectively.
The employee savings plan's investments include in total approximately 909,123 and 872,776 shares of the Company's common stock at December 31, 1996 and 1995, respectively.


Note 12 - Income Taxes

The components of income tax expense(benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                      1996      1995     1994
Current income taxes:
 Federal                            $14,902   $12,093   $10,931
 State                                  935     1,342       717
Deferred income taxes                 (311)       672        49
                                    $15,526   $14,107   $11,697



A reconciliation of expected income tax expense to Federal income tax expense computed by applying the Federal statutory rate of 35% to income before income taxes for the years ended December 31, 1996, 1995 and 1994 to reported income tax expense is as follows (in thousands):

                                                 1996      1995      1994
       Income tax expense at statutory rate    $15,190   $13,947   $12,506
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                            (813)    (1,025)   (1,269)
  Goodwill amortization                           403        403       399
  State income taxes, net of Federal income
   tax benefit                                    608        872       466
  Other, net                                      138        (90)     (405)
Income tax expense                            $15,526    $14,107   $11,697

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities for the years ended December 31, 1996 and 1995 are presented below (in thousands):

                                               1996      1995
Deferred tax assets:
 Unrealized loss on securities
   available-for-sale                        $   -     $   185
 Loans, principally due to reserve
   for possible loan losses                   7,128      6,484
 Deferred expenses                            1,059        893
 Deferred fees                                  525        641
 Other                                           69        250
   Gross deferred tax assets                  8,781      8,453
   Less valuation allowance                    (553)      (624)
   Total deferred tax assets                  8,228      7,829
Deferred tax liabilities:
 Unrealized gain on securities
   available-for-sale                           283         -
 Investment securities                          344        200
 Fixed asset basis differences                3,562      3,433
   Total gross deferred tax liabilities       4,189      3,633
   Net deferred tax asset                   $ 4,039    $ 4,196


A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Firstbank has established a valuation allowance in the amount of $553,000, and $624,000 for deferred tax assets at December 31, 1996 and 1995, respectively.



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

The   following   represents  the  Company's  off-balance-sheet   financial
instruments at December
31, 1996 and 1995 (in thousands):

                                               Contractual or
                                               Notional Amount
                                              1996        1995
Financial instruments whose contractual
  amounts represent credit risk:
     Commitments to extend credit          $174,076     $182,830
     Standby letters of credit               12,784       11,692

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 1996, approximately $43,121,000 at interest rates ranging from 6.13% to 19.00% represent fixed-rate loan commitments. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty.

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


Note 14 - Fair Value of Financial Instruments

The fair value estimates of the Company's financial instruments, and the methods and assumptions used in determining these values at December 31, 1996 and 1995, are set forth below (in thousands):
                                     1996                  1995
                             Carrying   Estimated   Carrying  Estimated
                              Amount    Fair Value   Amount   Fair Value
Balance sheet assets:
 Cash and due from banks     $110,686    $110,686 $   83,738 $   83,738
 Short-term investments        45,815      45,815     13,886     13,886
 Investment securities:
   Available-for-sale         442,749     442,749    412,299    412,299
   Held-to-maturity            35,435      36,531     44,620     46,156
 Loans, net                 1,278,303   1,282,158  1,218,751  1,228,002
 Accrued income receivable     18,945      18,945     19,119     19,119

Balance sheet liabilities:
 Deposits                  $1,738,263  $1,738,351 $1,618,269 $1,619,196
 Short-term borrowings         39,585      39,585     35,388     35,388
 Long-term borrowings               3           3        108        108
 Accrued interest payable       7,636       7,636      7,417      7,417


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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, Super NOW and money market accounts, and savings accounts is equal to the amounts payable on demand as of December 31, 1996 and 1995. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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


Note 16 - Parent Company Financial Information

Following are condensed balance sheets as of December 31, 1996 and 1995 and the related condensed schedules of income and cash flows (in thousands) for each of the years in the three-year period ended December 31, 1996 of the Company (parent company only):

Condensed Balance Sheets

                                    December 31,
                                   1996     1995
Assets:
 Cash                            $ 10,711 $  4,054
 Investment in subsidiaries       177,026  166,558
 Excess of cost over fair value
   of net assets acquired          13,373   14,481
 Other assets                      12,904   11,787
      Total assets               $214,014 $196,880

Liabilities:
 Dividends payable               $  2,470 $  2,275
 Other liabilities                  3,908    3,624
      Total liabilities             6,378    5,899
Total shareholders' equity        207,636  190,981
      Total liabilities and
        shareholders' equity     $214,014 $196,880






Condensed Schedules of Income

                                               Years Ended December 31,
                                               1996     1995      1994
Revenue:
Cash dividends from subsidiaries            $ 21,900 $ 20,525  $ 25,000
 Management fees from subsidiaries             6,831    6,806     6,095
 Miscellaneous income                             38      180        21
      Total revenue                           28,769   27,511    31,116

Expenses:
 Interest on long-term borrowings                  -      393     1,157
 Depreciation expense                          1,797    1,695     2,184
 Other expense                                10,345    9,877     9,180
      Total expenses                          12,142   11,965    12,521

Income before income tax benefits,
 equity in undistributed net income of
 subsidiary banks and cumulative effect
 of change in accounting principle            16,627   15,546    18,595
Income tax benefits                            1,672    1,554     2,201
                                              18,299   17,100    20,796

Equity in undistributed net income of
 subsidiaries                                  9,574    8,642     3,238

Net income                                   $27,873 $ 25,742  $ 24,034

Condensed Schedules of Cash Flows
                                                Years Ended December 31,
                                                1996      1995     1994
Cash and cash equivalents at beginning
 of year                                     $  4,054  $  4,960 $  5,035

Cash flows from operating activities:
 Net income                                    27,873    25,742   24,034
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization              2,905     2,804    2,588
     Equity in undistributed net income
      of subsidiaries                          (9,574)   (8,642)  (3,238)
     Other, net                                  (590)       264    (542)
        Total adjustments                      (7,259)   (5,574)  (1,192)
   Net cash provided by operating
     activities                                20,614    20,168   22,842

Cash flows from investing activities:
 Purchases of premises and equipment           (2,039)    (807)  (2,774)
 Capital injections in subsidiaries               (25)  (1,100)  (6,430)
   Net cash used in
     investing activities                      (2,064)   (1,907)  (9,204)

Cash flows from financing activities:
 Net reductions of long-term debt                    -  (10,350)  (6,650)
 Dividends paid                                 (9,710)  (8,457)  (7,458)
 Proceeds from exercise of stock options           938      459      643
 Proceeds from dividend reinvestment plan          539      503      450
 Purchases of shares for treasury               (3,660)  (1,322)    (698)
   Net cash used in financing activities       (11,893) (19,167) (13,713)

   Net decrease in cash and
     cash equivalents                            6,657     (906)     (75)
Cash and cash equivalents at end of year      $ 10,711 $  4,054 $  4,960


Note 17 - Noninterest Income and Expense

Details of noninterest income and expense for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                       1996      1995     1994
Noninterest income:
 Securities gains, net               $   340   $    28  $   137
 Revenues from fiduciary activities    5,953     5,986    5,452
 Service charges on deposit accounts   6,142     5,836    6,155
 Mortgage lending activities           2,811     2,561    2,078
 Investment services                   2,131     1,594    1,224
 Other                                 4,421     4,163    3,856
   Total noninterest income          $21,798   $20,168  $18,902

Noninterest expense:
 Salaries and employee benefits      $31,919   $30,882  $31,990
 Net occupancy                         4,679     4,486    4,604
 Equipment                             4,580     4,729    4,851
 FDIC and other insurance                635     2,373    4,180
 Postage, printing and supplies        2,639     2,614    2,739
 Professional                          2,123     2,118    2,110
 Other                                 8,562     7,719    8,952
   Total noninterest expense         $55,137   $54,921  $59,426

Note 18 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for each of the years in the two-year period ended December 31, 1996:

                                 First     Second     Third     Fourth
                                Quarter   Quarter    Quarter    Quarter
                                (in thousands except per share data)

                                               1996

Total interest income           $34,460    $34,394    $35,494    $36,263
Total interest expense           15,097     14,837     15,338     15,733
   Net interest income           19,363     19,557     20,156     20,530
Provision for possible loan
   losses                           717        717        717        717
Income before income taxes       10,624     10,868     10,915     10,992
Net income                        6,809      6,916      7,028      7,120
Earnings per common share           .65        .66        .67        .68




                                                1995

Total interest income           $32,166    $33,324    $34,014    $34,897
Total interest expense           13,224     14,328     14,995     14,939
   Net interest income           18,942     18,996     19,019     19,958
Provision for possible loan
   losses                           575        578        587        573
Income before income taxes        9,589      9,845     10,116     10,299
Net income                        6,189      6,350      6,493      6,710
Earnings per common share           .59        .61        .62        .64

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



MARK H. FERGUSON                   CHRIS R. ZETTEK
Chairman of the Board,             Executive Vice President and
President and                      Chief Financial Officer
Chief Executive Officer

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
of Firstbank of Illinois Co.:


We have audited the accompanying consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank of Illinois Co. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


St. Louis, Missouri
January 16, 1997

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

                                    Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) (1) List of Financial Statements Filed

          The consolidated financial statements were included in Part II, Item 8. See Index on page 28 of this report.

          (a) (2) List of Financial Statement Schedules Filed

          All schedules are omitted as such information is inapplicable or is included in the consolidated financial statements.

          (a) (3) List of Exhibits filed

          See Exhibit Index on page 58 of this report.

          (b)  Reports on Form 8-K

          Firstbank of Illinois Co. filed a report on Form 8-K, dated December 31, 1996, announcing that the Company had signed definitive agreements to acquire the assets of Zemenick & Walker, Inc., an investment advisory firm headquartered in St. Louis, Missouri, and to acquire 100% of the outstanding stock of BankCentral Corporation, a $114 million bank holding company headquartered in Mattoon, Illinois.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, State of Illinois, on March 27, 1997.


                                 FIRSTBANK OF ILLINOIS CO.
                                 Registrant



                                 /s/ Mark H. Ferguson
                                 Mark H. Ferguson
                                 Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1997.


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


/s/ William T. Grant, Jr.        /s/ William R. Schnirring
William T. Grant, Jr.            William R. Schnirring
Director                         Director

/s/ William B. Hopper            /s/ Robert L. Sweney
William B. Hopper                Robert L. Sweney
Director                         Director

/s/ Robert W. Jackson            /s/ P. Richard Ware
Robert W. Jackson                P. Richard Ware
Director                         Director

                                 /s/ Richard E. Zemenick
                                 Richard E. Zemenick
                                 Director

                          FORM 10-K EXHIBIT INDEX


Exhibit
Number                                         Page


(3) (a) Certificate of Incorporation.
         Incorporated herein by reference
         to Exhibit 3(a) of Form S-4,
         Registration No. 33-07701.             N/A

(3) (b) Bylaws.  Incorporated herein by
         reference to Exhibit 3(b) of Form
         S-4, Registration No. 33-07701.        N/A

(10) (a)Firstbank of Illinois Co. Executive
         Incentive Stock Option Plan.
         Incorporated herein by reference to
         Proxy Statement for 1988 Annual
         Meeting of Shareholders,
         Commission File No. 0-8426.            N/A

(10) (b)Firstbank of Illinois Co. Directors'
         Stock Option Plan.  Incorporated
         herein by reference to Proxy
         Statement for 1988 Annual Meeting of
         Shareholders, Commission File No. 0-8426.N/A

(10) (c)Firstbank of Illinois Co. Executive
         Incentive Stock Option Plan.
         Incorporated herein by reference to
         Proxy Statement for 1995 Annual
         Meeting of Shareholders,
         Commission File No. 0-8426.            N/A

(10) (d)Firstbank of Illinois Co. Directors'
         Stock Option Plan.  Incorporated
         herein by reference to Proxy
         Statement for 1995 Annual Meeting of
         Shareholders, Commission File No. 0-8426.N/A

(11)    Computation of Earnings Per Common Share.59

(22)    List of Subsidiaries.                    60

(24)    Consents.                                61





N/A - Exhibit incorporated by reference and is not included herein.

                                                                 Exhibit 11



                 Computation of Earnings Per Common Share



                                    Years Ended December 31,

                                  1996         1995          1994


Net income                    $27,873,000   $25,742,000   $24,034,000


Weighted average common
 shares outstanding            10,319,036    10,335,029    10,319,382

Plus weighted average
 common share equivalents:
   Assuming exercise of
   outstanding stock options      148,814       142,902       125,729

Weighted average common
 shares and common share
 equivalents outstanding       10,467,850    10,477,931    10,445,111



Earnings per common share     $     2.66     $     2.46   $      2.30

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


Zemenick & Walker, Inc.
St. Louis, Missouri                Illinois
(January 2, 1997)

                                                                 Exhibit 24



                       Independent Auditors' Consent


The Board of Directors and Shareholders
Firstbank of Illinois Co.:


We consent to incorporation by reference in the Registration Statements Nos. 33-80560 and 33-80562) on Form S-8 and the Registration Statement (No. 33-32303) on Form S-3 of Firstbank of Illinois Co. of our report dated January 16, 1997, relating to the consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Firstbank of Illinois Co.


                                   KPMG PEAT MARWICK LLP



St. Louis, Missouri
March 27, 1997