Form 10-Q
period 1997-03-31
FIRSTBANK OF ILLINOIS CO
filed 1997-05-13
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1997              Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 10,292,953 shares outstanding on March 31, 1997.



Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                   March 31,  December 31,
                                                    1997         1996

ASSETS
Cash and due from banks                         $   69,907    $ 110,686
Short-term investments                              59,467       45,815
Investment securities:
  Available-for-sale, at market value              525,745      442,749
  Held-to-maturity, at amortized cost
  (market value of $31,680 and $36,531
  for 1997 and 1996, respectively)                  30,722       35,435
       Total investment securities                 556,467      478,184

Loans                                            1,284,843    1,300,572
Unearned discount                                   (2,794)      (3,166)
    Loans, net of unearned discount              1,282,049    1,297,406
Reserve for possible loan losses                   (18,942)     (19,103)
    Loans, net                                   1,263,107    1,278,303

Premises and equipment, net                         44,243       43,463
Accrued income receivable                           19,591       18,945
Other assets                                        35,148       29,808
       Total assets                            $ 2,047,930   $2,005,204

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                           $  263,121   $  307,208
  Interest-bearing                               1,499,170    1,431,055
       Total deposits                            1,762,291    1,738,263

Short-term borrowings                               53,914       39,588
Other liabilities                                   21,719       19,717
       Total liabilities                         1,837,924    1,797,568

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares            -            -
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury --
  10,352,403 shares in 1997 and 1996                10,352       10,352
Capital surplus                                     41,463       42,114
Retained earnings                                  160,916      156,509
Unrealized losses on investment
   securities, net                                    (711)          527
Less treasury stock at cost:  59,450 shares
   in 1997 and 60,048 shares in 1996                (2,014)      (1,866)
       Total shareholders' equity                  210,006      207,636
       Total liabilities and shareholders'
           equity                               $2,047,930   $2,005,204



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                                     Three Months Ended
                                                         March 31,
                                                       1997      1996

INTEREST INCOME
Loans                                                $28,119   $27,355
Investment securities:
  Taxable                                              7,443     6,029
  Exempt from Federal income tax                         405       540
Short-term investments                                   644       536
     Total interest income                            36,611    34,460

INTEREST EXPENSE
Deposits                                              15,575    14,640
Short-term borrowings                                    742       457
Total interest expense                                16,317    15,097

     Net interest income                              20,294    19,363
Provision for possible loan losses                       717       717

     Net interest income after
     provision for possible loan losses               19,577    18,646

NONINTEREST INCOME
Securities gains (losses), net                           (4)         9
Service charges on deposit accounts                    1,611     1,533
Trust services                                         1,156     1,103
Agricultural services                                    463       350
Mortgage lending activities                              675       693
Investment services                                      548       530
Other                                                    990       902
     Total noninterest income                          5,439     5,120

NONINTEREST EXPENSE
Salaries and employee benefits                         7,973     7,512
Net occupancy                                          1,289     1,175
Equipment                                              1,150     1,126
Postage, printing and supplies                           627       722
Professional                                             541       451
FDIC and other insurance                                 162       133
Other                                                  2,148     2,023
     Total noninterest expense                        13,890    13,142

Net income before income taxes                        11,126    10,624

Income tax expense                                     3,941     3,815

Net income                                           $ 7,185   $ 6,809


Earnings per common share                            $  0.69   $  0.65



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                      Three Months Ended
                                                         March 31,
                                                       1997      1996


OPERATING ACTIVITIES
 Net income                                         $  7,185  $  6,809
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       1,693     2,509
   Provision for possible loan losses                    717       717
   Writedowns in value and losses incurred
     on other real estate owned                           -          2
   Increase in accrued income receivable                (646)     (374)
   Gain on sale of loans                                (321)     (344)
   Other, net                                          2,838     3,866
   Originations of loans for sale                    (23,843)  (39,295)
   Proceeds from sale of loans                        23,575    37,783
      Net cash provided by operating activities       11,198    11,673

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                               (261,854) (253,312)
   Held-to-maturity                                     (350)   (3,343)
 Proceeds from sales of investment securities
   Available-for-sale                                  9,991    14,171
 Proceeds from maturities of and principal
   payments on investment securities:
     Available-for-sale                              166,907   196,349
     Held-to-maturity                                  5,044     5,761
 Purchases of premises and equipment                  (2,082)   (1,376)
 Proceeds from sales of premises and equipment            81        11
 Proceeds from sales of other real estate owned          162       244
 Net loan principal collected                         14,390    22,494
   Net cash used in investing activities             (73,411)  (19,001)

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing deposit
   accounts                                          (44,087)   (8,766)
 Net increase in savings, NOW and money market
    deposits                                          41,064    13,788
 Net increase in certificates of deposit              27,051    33,065
 Net increase in short-term borrowings                14,327     1,112
 Principal payments under capital lease obligations       (1)      (60)
 Cash dividends paid                                  (2,469)   (2,276)
 Proceeds from exercise of common stock options          687       129
 Proceeds from dividend reinvestment plan                 96       143
 Purchase of shares for treasury                      (1,582)     (333)
      Net cash provided by financing activities       35,086    36,802

Increase (decrease) in cash and cash equivalents     (27,127)    29,474
Cash and cash equivalents at beginning of year       156,501    97,624
Cash and cash equivalents at end of period          $129,374  $127,098

Supplemental information:
  Income taxes paid                                 $      -  $    140
  Interest paid                                       16,314    13,795
  Noncash transfers of loans to other real estate        678        59


See accompanying notes to interim consolidated condensed financial statements.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  March 31, 1997

  1. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  2. On January 2, 1997, the Company purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. This acquisition was accounted for using the purchase method of accounting, therefore, the operating results of Z&W are included in the consolidated condensed financial results beginning January 2, 1997.

  3. On December 20, 1996 the Company entered into a definitive agreement to acquire all the outstanding common stock of BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National Bank of Mattoon, Illinois.
       BankCentral, with consolidated assets of approximately $114 million, operates four locations in Mattoon, Illinois. The transaction, which involves an exchange of cash and Company common stock totaling approximately $13.3 million, will be accounted for using the purchase method of accounting and is expected to close during the second quarter of 1997.

  4. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $23,575,000 and $37,783,000 sold during the first three months of 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, the Company serviced loans aggregating $362,425,000 and $355,220,000, respectively, which were owned by others.

  Part I.        Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

  General

        Firstbank provides banking, trust and other financial services through its operating subsidiaries in Illinois and Missouri. The following discussion and related financial information is presented to aid in the understanding of Firstbank's current financial position and recent results of operations. This analysis provides a more comprehensive review than the interim consolidated condensed financial statements and tables alone, but should be read in conjunction with those statements and tables, which are presented elsewhere in this report.

        On January 2, 1997, the Company purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. This acquisition was accounted for using the purchase method of accounting, therefore, the operating results of Z&W are included in the consolidated condensed financial results beginning January 2, 1997.


  Consolidated Balance Sheet Analysis

        Total assets at March 31, 1997 were $2,047,930, up $42,726 from $2,005,204 at December 31, 1996. Increases in investment securities of $78,283 and short-term investments of $13,652 were principally funded by growth in interest-bearing transaction deposit and certificate of deposit accounts. Net loans declined $15,357 from December 31, 1996, also provided available funding as competitive interest rate and seasonal pressures in the marketplace precluded immediate reinvestment in loans.

        Average earning assets, as a percentage of average total assets, increased slightly in the first quarter of 1997 to 92.47% from 92.19% at December 31, 1996. The current loan-to-deposit ratio of 72.75% decreased from the year-end level of 74.64% primarily as interest-bearing deposits increased $68,115 and loans, net of unearned discount, decreased $15,357.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of March 31, 1997 and December 31, 1996:

                              March 31,   % of   December 31, % of
                                 1997     total      1996     total


  Commercial, financial
    and agricultural         $  283,141    22.04% $  291,706   22.43%

  Real estate - construction     74,805     5.82      67,618    5.20
  Real estate - mortgage        703,414    54.75     706,026   54.29

  Installment                   223,483    17.39     235,222   18.08
          Total loans        $1,284,843   100.00% $1,300,572  100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

       The Company's loan portfolio at March 31, 1997, includes $89,096, or 6.9% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at March 31, 1997, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at March 31, 1997.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at March 31, 1997 was 1.48% of outstanding loans as compared to 1.47% at December 31, 1996. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 141% of the Company's nonperforming loans at March 31, 1997.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                     Three Months EndedTwelve Months Ended
                                        March 31,        December 31,
                                           1997              1996

        Average loans outstanding      $1,281,372        $1,245,104

        Reserve at beginning of year   $   19,103        $   18,047
        Provision for possible loan
          losses                              717             2,868

        Charge-offs:
        Commercial, financial and
          agricultural loans                  319             1,143
        Real estate - mortgage loans          287               527
        Real estate - construction loans        5                59
        Installment loans                     437             1,650
                                            1,048             3,379
        Recoveries:
        Commercial, financial and
          agricultural loans                   74               591
        Real estate - mortgage loans           20               370
        Real estate - construction loans        -                15
        Installment loans                      76               591
                                              170             1,567
        Net charge-offs                       161             1,812

        Reserve at end of period       $   18,942        $   19,103

        Net charge-offs to average loans     0.07%             0.15%


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

       Nonaccrual, Restructured, Impaired and Past Due Loans

        Nonperforming loans as a percentage of total loans was 1.05% at March 31, 1997, up from 0.83% at December 31, 1996. The Company's level of nonperforming loans increased in the first quarter of 1997 to $13,475 from $10,804 at December 31, 1996. Impaired loans, which include nonaccrual loans, were $9,464 at March 31, 1997, up from $8,920 at December 31, 1996. As the following table indicates, the increase in nonperforming loans is primarily in loans past due ninety days or more.

    Nonperforming loans at March 31, 1997 and December 31, 1996, include the following:

                                           March 31,        December 31,
                                             1997              1996
        Commercial, financial and
          agricultural                     $ 7,493           $ 4,274
        Real estate - construction           1,658               320
        Real estate - mortgage               3,463             5,534
        Installment                            861               676
            Total                          $13,475           $10,804

        Nonaccrual loans (1)               $ 9,464           $ 8,920
        Loans past due 90 days or more (2)   3,884             1,731
        Restructured loans (3)(4)              127               153
            Total nonperforming loans      $13,475           $10,804

        Nonperforming loans to
          total loans                         1.05%              .83%

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

     Potential Problem Loans

        As of March 31, 1997, eleven loan relationships with a total principal balance of approximately $860 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at March 31, 1997, individually and cumulatively, through various time horizons.

        At December 31, 1996 and March 31, 1997, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1996, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 4.9% and the net interest margin to expand by 20 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The March 31, 1997 simulation analysis, using the assumptions described above, projected net interest income to decrease by 2.8% and the net interest margin to contract by 12 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 5.4% and the net interest margin projected to expand 36 basis points.

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

        The Company has approximately 94% of its investment portfolio designated as available-for-sale. At March 31, 1997, unrealized losses, net of tax, on that portfolio was $711 and is reflected as a reduction in the equity section of the balance sheet. Unrealized gains, net of tax, of $527 was reflected as an increase in the equity section of the balance sheet as of December 31, 1996. The current unrealized loss as a percent of the total available-for-sale market value represents .21%, an indication that the aggregate yield is very close to current market rates.

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

       The Company's March 31, 1997 equity-to-asset and tangible equity-to-asset ratios remained stable at 10.25% and 9.41% as compared to 10.35% and 9.73%, respectively, at the end of 1996. The March 31, 1997 equity-to-asset ratio excluding investment security unrealized holding losses is 10.28%.

        At March 31, 1997, the Company and its banking subsidiaries all exceeded their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 15.74%, 16.99% and 9.65%, respectively at March 31, 1997. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $20.40 and $18.55, respectively, at March 31, 1997, as compared to $20.17 and $18.83, respectively, at December 31, 1996.

  Consolidated Income Statement Analysis

        Net income for the three months ended March 31, 1997 was $7,185 as compared to net income for the corresponding period of 1996 of $6,809. The improvement in earnings is attributable to increased net interest income as average earning assets for the first quarter of 1997 increased 6.5% over the comparable 1996 quarter. Earnings per share for the three month period was $.69 as compared  to  the  1996 amount of $.65, an increase of 6.2%.

       Net Interest Income

        Net interest income for the first three months of 1997 was $20,294, or $931 above the first three months of 1996 as a result of increased loan and investment volumes. However, interest rates have risen slightly on the Company's funding, most notably in the time deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the first quarter was 4.48% versus 4.54% for the same period a year ago as the average yield on loans decreased from 9.02% to 8.92% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loans Losses

       The provision for possible loan losses recorded in both the first three months of 1997 and the first quarter a year earlier was $717.


       Noninterest Income

       Noninterest income for the first three months of 1997 was up 6.2% as compared to the corresponding period in 1996. Revenues from agricultural services and services charges on deposit accounts increased $113 and $78, respectively, in comparison to the same period a year ago. Continued efforts to expand corporate business services were largely responsible for the 9.5% increase in deposit service charge revenues in the current quarter. Other noninterest income was highlighted by an increase in revenues from agricultural services and the successful introduction of the Company's unique investment advisory service made possible through the acquisition of Zemenick & Walker, Inc. on January 2, 1997.


       Noninterest Expense

        Noninterest expense increased 5.7% for the first three months of 1997 compared to the same period of 1996. Salaries and benefits expense increased $461 or 6.1% for the first quarter of 1997 as compared to the same quarter of 1996.

      In 1997, the Company launched strategic initiatives designed to provide comprehensive investment advisory services and discount brokerage services to clients. Costs associated with this initiative recorded during the first quarter of 1997 amounted to $465 of which $416 were in salaries and related costs.

       Income Taxes

        Income taxes of $3,941 for the first three months of 1997 exceeded the corresponding 1996 period amount by 3.3%. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the first quarter of 1997 was 35.4% as compared to 35.9% in the same period of 1996.

  EFFECT OF NEW ACCOUNTING STANDARDS

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                    Three Months Ended       Three Months Ended
                                      March 31, 1997           March 31, 1996
                                         Interest Average          Interest   Average
                                  Average Income/  Yield/    Average  Income/  Yield/
                                  Balance Expense   Rate     Balance  Expense   Rate
ASSETS
Earning assets:
  Loans                        $1,281,372 $28,173   8.92%  $1,222,463 $27,418   9.02%
  Investment securities:
    Taxable                       495,543   7,443   6.09      411,943   6,029   5.49
    Nontaxable                     26,531     554   8.47       35,577     745   8.42
  Short-term investments           50,175     644   5.21       40,933     536   5.27
      Total earning assets      1,853,621  36,814   8.05    1,740,916  34,728   8.02

Nonearning assets:
  Cash and due from banks          72,200                      74,262
  Premises and equipment           43,847                      41,627
  Reserve for possible loan
    losses                        (19,118)                    (18,300)
  Other assets                     53,993                      47,165
      Total nonearning assets     150,922                     144,754

      Total assets             $2,004,543                  $1,885,670

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
    accounts                   $  657,049 $ 4,544   2.80%  $  615,630 $ 4,018   2.63%
  Time deposits                   807,086  11,031   5.54      772,677  10,622   5.53
Federal funds purchased and
  securities sold under
  repurchase agreements            59,658     737   5.01       38,029     450   4.76
Other short-term and long-term
  borrowings                          472       5   4.30          824       7   3.42
     Total interest-bearing
       liabilities              1,524,265  16,317   4.34    1,427,160  15,097   4.25

Noninterest-bearing deposits      251,573                     244,912
Other liabilities                  20,063                      20,195

Total liabilities               1,795,901                   1,692,267

SHAREHOLDERS' EQUITY              208,642                     193,403

Total liabilities and
  shareholders' equity         $2,004,543                  $1,885,670

Net interest income/net yield
   on earning assets                      $20,497   4.48%             $19,631   4.54%



Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued
(in thousands of dollars)

                                  Remaining Maturity if Fixed Rate;
                        Earliest Possible Repricing Interval if Floating Rate



                                  3         Over 3      Over 1
                                months      months -    year -     Over
                                  or          12          5         5
                                 less       months      years     years     Total

INTEREST-EARNING ASSETS
Loans                          $ 400,498  $ 269,699  $  577,371 $  34,481  $1,282,049
Investment securities             17,093     80,842     446,331    12,201     556,467
Other interest-earning assets     59,467       -           -         -         59,467
Total interest-earning assets  $ 477,058  $ 350,541  $1,023,702 $  46,682  $1,897,983

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets    $ 676,278  $    -     $     -    $     -    $  676,278
C.D.'s over $100,000              73,531     81,268      46,597      1,387    202,783
All other time deposits          159,859    285,897     174,225        128    620,109
Nondeposit interest-bearing
   liabilities                    46,544      6,201       1,169       -        53,914
Total interest-bearing
   liabilities                 $ 956,212  $ 373,366  $  221,991 $    1,515 $1,553,084


GAP by Period                  $(479,154) $ (22,825) $  801,711 $   45,167 $  344,899
Cumulative GAP                 $(479,154) $(501,979) $  299,732 $  344,899 $  344,899



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


     Firstbank of Illinois Co.

By:   /s/  Chris Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     May 13, 1997

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                            Three Months Ended
                                                March 31,
                                            1997           1996


Net Income                             $ 7,185,000    $ 6,809,000


Weighted average common
  shares outstanding                    10,295,944     10,336,875

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options                176,197        174,313

Weighted average common shares
  and common share equivalents
  outstanding                           10,472,141     10,511,188


Net earnings per common share           $     0.69     $     0.65