Form 10-Q
period 1997-06-30
FIRSTBANK OF ILLINOIS CO
filed 1997-08-13
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1997               Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 10,473,314 shares outstanding on June 30, 1997.
Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                  June 30,    December 31,
                                                     1997         1996

ASSETS
Cash and due from banks                         $   79,746   $  110,686
Short-term investments                              13,864       48,815
Investment securities:
  Available-for-sale, at market value              572,591      442,749
  Held-to-maturity, at amortized cost
      (market values of $30,345 for 1997
       and $36,531 for 1996)                        29,340       35,435
       Total investment securities                 601,931      478,184

Loans                                            1,377,524    1,300,572
Unearned discount                                  (2,639)      (3,166)
    Loans, net of unearned discount              1,374,885    1,297,406
Reserve for possible loan losses                  (20,208)     (19,103)
    Loans, net                                   1,354,677    1,278,303

Premises and equipment, net                         47,764       43,463
Accrued income receivable                           20,189       18,945
Other assets                                        41,855       29,808
       Total assets                             $2,160,026   $2,005,204

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                           $  288,188   $  307,208
  Interest-bearing                               1,562,570    1,431,055
       Total deposits                            1,850,758    1,738,263

Short-term borrowings                               68,133       39,585
Other liabilities                                   18,655       19,717
Long-term borrowings                                     2            3
       Total liabilities                         1,937,548    1,797,568

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares          -            -
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury --
    10,529,678 shares in 1997 and 10,352,403
    shares in 1996                                  10,530       10,352
Capital surplus                                     47,766       42,114
Retained earnings                                  165,510      156,509
Unrealized gains on investment
   securities, net                                     631          527
Less treasury stock at cost:
   56,364 shares in 1997 and 60,048 shares in 1996  (1,959)      (1,866)
       Total shareholders' equity                  222,478      207,636
       Total liabilities and shareholders'
       equity                                   $2,160,026   $2,005,204



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                        Six Months EndedThree Months Ended
                                            June 30,         June 30,
                                        1997      1996     1997     1996

INTEREST INCOME
Loans                                 $57,179   $54,529 $29,060  $27,174
Investment securities:
  Taxable                              16,068    12,301   8,625    6,272
  Exempt from Federal income tax          769     1,037     364      497
Short-term investments                  1,080       987     436      451
     Total interest income             75,096    68,854  38,485   34,394

INTEREST EXPENSE
Deposits                               32,082    28,947  16,507   14,307
Short-term borrowings                   1,607       984     865      529
Long-term borrowings                        -         3       -        1
     Total interest expense            33,689    29,934  17,372   14,837

     Net interest income               41,407    38,920  21,113   19,557
Provision for possible loan losses      1,434     1,434     717      717

     Net interest income after
     provision for possible loan
     losses                            39,973    37,486  20,396   18,840

NONINTEREST INCOME
Securities gains, net                     187         9     191       -
Service charges on deposit accounts     3,346     3,218   1,735    1,685
Trust services                          2,337     2,197   1,181    1,094
Agricultural services                     905       820     442      470
Investment services                     1,066     1,269     518      739
Mortgage lending activities             1,455     1,414     780      721
Other                                   2,084     2,156   1,094    1,254
     Total noninterest income          11,380    11,083   5,941    5,963

NONINTEREST EXPENSE
Salaries and employee benefits         16,289    15,418   8,316    7,906
Net occupancy                           2,582     2,320   1,293    1,145
Equipment                               2,311     2,295   1,161    1,169
FDIC and other insurance                  348       293     186      160
Postage, printing and supplies          1,292     1,354     665      632
Professional                            1,106     1,080     565      629
Other                                   4,698     4,317   2,550    2,294
     Total noninterest expense         28,626    27,077  14,736   13,935

Net income before income taxes         22,727    21,492  11,601   10,868

Income tax expense                      8,168     7,767   4,227    3,952

Net income                            $14,559   $13,725 $ 7,374  $ 6,916

Earnings per common share             $  1.39   $  1.31 $  0.70  $  0.66



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                       Six Months Ended
                                                          June 30,
                                                       1997      1996


OPERATING ACTIVITIES
 Net income                                         $ 14,559  $ 13,725
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       3,387     4,873
   Provision for possible loan losses                  1,434     1,434
   Gains incurred on other real estate owned              -       (52)
   Increase in accrued income receivable               (387)     (903)
   Gain on sale of loans                               (713)     (674)
   Other, net                                          (797)   (4,614)
   Originations of loans for sale                   (54,047)  (77,191)
   Proceeds from sale of loans                        53,760    74,411
      Net cash provided by operating activities       17,196    11,009

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                              (363,042) (411,865)
   Held-to-maturity                                    (450)   (3,343)
 Proceeds from sales of investment securities
   Available-for-sale                                 75,750    14,171
 Proceeds from maturities of and principal payments
   on investment securities:
   Available-for-sale                                189,260   340,742
   Held-to-maturity                                    7,389     8,881
 Purchases of premises and equipment                  (3,722)   (2,758)
 Proceeds from sales of premises and equipment           206        11
 Proceeds from sales of other real estate owned          631       722
 Net loans originated                                (16,943)     (124)
 Cash and cash equivalents acquired, net of cash
   paid in acquisitions                               (2,355)         -
 Net cash used in investing activities              (113,276)  (53,563)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing deposit
   accounts                                           33,900    10,820
 Net increase in savings, NOW and money market
   deposits                                           12,249    10,827
 Net increase in certificates of deposit              38,100     8,015
 Net increase in short-term borrowings                27,479    28,618
 Principal payments under capital lease obligations       (1)     (108)
 Payments to retire long-term debt                    (4,600)         -
 Cash dividends paid                                  (5,247)   (4,756)
 Proceeds from exercise of common stock options          882       546
 Proceeds from dividend reinvestment plan                261       303
 Purchase of shares for treasury                      (2,034)   (1,659)
      Net cash provided by financing activities       33,189    52,606

Increase (decrease) in cash and cash equivalents     (62,891)   10,052
Cash and cash equivalents at beginning of year       156,501    97,624
Cash and cash equivalents at end of period          $ 93,610  $107,676

Supplemental information:
  Income taxes paid                                 $  7,940  $  8,198
  Interest paid                                       32,503    29,275
  Noncash transfers of loans to other real estate      1,016       213



See accompanying notes to interim consolidated condensed financial statements.
  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  June 30, 1997

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

  3. On June 10, 1997 the Company acquired BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National Bank of Mattoon, Illinois. BankCentral, with consolidated assets of approximately $110 million, operates four locations in Mattoon, Illinois. The transaction, which involved an exchange of cash and Company common stock totaling approximately $13.0 million, was recorded using the purchase method of accounting. The Company recorded a cost in excess of net assets acquired of approximately $7,136,000, which will be amortized over fifteen years. The operations of BankCentral are included in the consolidated condensed financial results beginning June 10, 1997.

  4. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $53,760,000 and $74,411,000 sold during the first six months of 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, the Company serviced loans aggregating $374,142,000 and $355,220,000, respectively, which were owned by others.

  5. On July 18, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend. One share for each two shares held by shareholders of record August 15, 1997 will be distributed on September 1, 1997. This will result in the issuance of approximately 5,176,000 additional shares of common stock. The par value of the new shares to be issued will be transferred from capital surplus to the common stock account.
  Part I.        Financial Information ... Continued

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

        On June 10, 1997 the Company acquired BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National Bank of Mattoon, Illinois. BankCentral, with consolidated assets of approximately $110 million, operates four locations in Mattoon, Illinois. The transaction, which involved an exchange of cash and Company common stock totaling approximately $13.0 million, was recorded using the purchase method of accounting. The operations of BankCentral are included in the consolidated condensed financial results beginning June 10, 1997.


  Consolidated Balance Sheet Analysis

        Total assets at June 30, 1997 were $2,160,026, up $154,822 from $2,005,204 at December 31, 1996. The Company, which added BankCentral's $110 million in assets during the second quarter, has also experienced good internal balance sheet growth. During the first six months of 1997, investment securities increased $123,747 with funding from a $112,495 increase in deposits and a $28,548 increase in short-term borrowings. In addition to investing new funds, investment security maturities of $196,649 were also reinvested during the first six months of 1997.

        Average earning assets, as a percentage of average total assets, increased slightly in the first two quarters of 1997 to 92.58% from 92.19% at December 31, 1996. The current loan-to-deposit ratio of 74.29% decreased from the year-end level of 74.64% as deposits increased at a slightly faster rate than the loan portfolio in the first half of 1997.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of June 30, 1997 and December 31, 1996:

                               June 30,   % of   December 31, % of
                                 1997     total      1996     total


  Commercial, financial
    and agricultural        $  329,015    23.88% $  291,706   22.43%

  Real estate - construction    81,477     5.91      67,618    5.20
  Real estate - mortgage       733,625    53.26     706,026   54.29

  Installment                  233,407    16.95     235,222   18.08
          Total loans       $1,377,524   100.00% $1,300,572  100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

        The Company's loan portfolio at June 30, 1997, includes $99,903, or 7.3% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at June 30, 1997, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at June 30, 1997.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at June 30, 1997 and December 31, 1996, was 1.47% of outstanding loans. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 153% of the Company's nonperforming loans at June 30, 1997.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                      Six Months Ended  Twelve Months Ended
                                         June 30,          December 31,
                                           1997                1996

        Average loans outstanding      $1,303,824          $1,245,104

        Reserve at beginning of year   $   19,103          $   18,047
        Balance of purchased subsidiary
          bank                                982                   -
        Provision for possible loan
          losses                            1,434               2,868

        Charge-offs:
        Commercial, financial and
          agricultural loans                  736               1,143
        Real estate - mortgage loans          429                 527
        Real estate - construction loans        5                  59
        Installment loans                     719               1,650
                                            1,889               3,379
        Recoveries:
        Commercial, financial and
          agricultural loans                  232                 591
        Real estate - mortgage loans          136                 370
        Real estate - construction loans        -                  15
        Installment loans                     210                 591
                                              578               1,567
        Net charge-offs                     1,311               1,812

        Reserve at end of period       $   20,208          $   19,103

        Net charge-offs to average loans     0.20%             0.15%


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

       Nonaccrual, Restructured and Past Due Loans

        Nonperforming loans as a percentage of total loans was 0.96% at June 30, 1997, down from 1.05% at March 31, 1997 and up from 0.83% at December 31, 1996.

    Nonperforming loans at June 30, 1997 and December 31, 1996 include the following:

                                           June 30,        December 31,
                                             1997              1996
        Commercial, financial and
          agricultural                    $ 5,413           $ 4,274
        Real estate - construction          1,260               320
        Real estate - mortgage              5,508             5,534
        Installment                         1,035               676
            Total                         $13,216           $10,804

        Nonaccrual loans (1)              $11,320           $ 8,920
        Loans past due 90 days or more(2)   1,784             1,731
        Restructured loans (3) (4)            112               153
        Total nonperforming loans         $13,216           $10,804

        Nonperforming loans to
          total loans                         .96%              .83%

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

     Potential Problem Loans

        As of June 30, 1997, sixteen loan relationships with a total principal balance of approximately $2,622 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at June 30, 1997, individually and cumulatively, through various time horizons.

        At June 30, 1997 and December 31, 1996, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1996, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 4.9% and the net interest margin to expand by 20 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The June 30, 1997 simulation analysis, using the assumptions described above, projected net interest income to decrease 3.5% and the net interest margin to contract by 15 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 1.7% and the net interest margin projected to expand 8 basis points.

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

        The Company has over 95% of its investment portfolio designated as available-for-sale. The unrealized gains, net of tax, on that portfolio were $631 and $527 at June 30, 1997 and December 31, 1996, respectively, and are reflected as an increase in the equity section of the balance sheet. The current unrealized gain, which has increased to approximately 0.1% of the total available-for-sale market value, is an indication that the aggregate yield remains very close to current market rates.

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

        The Company's June 30, 1997 equity-to-asset and tangible equity-to-asset ratios were 10.30% and 9.22% and consistent with 10.35% and 9.73% ratios, respectively, at the end of 1996. The stability in the equity ratios is attributable to the consistent growth in retained earnings and the overall balance sheet in the first half of 1997. Tangible equity declined slightly upon completion of two purchase transactions, Zemenick & Walker and BankCentral, during the first six months of 1997. The June 30, 1997 equity-to-asset ratio excluding investment security unrealized holding gains is 10.28%.

        At June 30, 1997, the Company and its banking subsidiaries each exceed their minimum capital requirements for "well capitalized"
  institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 15.02%, 16.27% and 9.58%, respectively at June 30, 1997. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $21.24 and $18.78, respectively, at June 30, 1997, as compared to $20.17 and $18.83, respectively, at December 31, 1996.

  Consolidated Income Statement Analysis

       Net income for the three months ended June 30, 1997 was $7,374 as compared to net income for the corresponding period of 1996 of $6,916. The improvement in earnings is attributable to increased net interest income as average earning assets for the second quarter of 1997 increased 9.9% over the comparable 1996 quarter. Earnings per share for the three month period was $0.70 as compared to the 1996 amount of $0.66, an increase of 6.1%.

        Net income for the six months ended June 30, 1997 was $14,559 as compared to net income for the corresponding period of 1996 of $13,725. The improvement in the Company's six month earnings can also be attributable to the increased net interest income as average earning assets for the six months ended June 30, 1997 increased 8.2% over the comparable 1996 period. Earnings per share for the six month period was $1.39 as compared to the 1996 amount of $1.31, an increase of 6.1%.

       Net Interest Income

       Net interest income for the first six months of 1997 was $41,407, or $2,487 above the first six months of 1996. Net interest income for the second quarter of 1997 was $21,113, or $1,556 above the 1996 quarter. Interest rates have remained relatively stable on the Company's funding while earning asset yields have increased slightly. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the second quarter was 4.46% as compared to 4.57% for the same period a year ago. Average earning assets have increased $173 million, or nearly 10%, compared to the second quarter last year. Because more than half of the growth in earning assets were in categories other than loans, the net interest margin has narrowed slightly as a percent of average earning assets. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loans Losses

       The provision for possible loan losses of $1,434 and $717 for the first six months and second quarter of 1997 remained constant with 1996. Low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain a relatively low provision for possible loan losses in 1997.

       Noninterest Income

        Noninterest income for the first six months of 1997 increased 2.7% compared to the corresponding period in 1996. The Company sustained a consistent level of noninterest income in the second quarter of 1997 as compared to the same 1996 period.

        The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are typically sold into the secondary market without recourse while continuing to service the loans for investors. Income from mortgage lending activities also increased 3% in the first half of 1997 compared to the prior year period.

       Noninterest Expense

        Noninterest expense increased 5.7% for the first six months of 1997 compared to the same period of 1996. Noninterest expense increased 5.8% for the current quarter of 1997 as compared with the second quarter of 1996. Current year expense increases have resulted primarily from costs associated with strategic initiatives designed to provide comprehensive investment advisory services, discount brokerage services, and five new supermarket branch locations.

       Income Taxes

        Income taxes of $8,168 and $4,227 for the first six months and current quarter of 1997 exceeded the corresponding 1996 period amounts by 5.2% and 7.0%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the second quarter of 1997 and 1996 was 36.4%.

  EFFECT OF NEW ACCOUNTING STANDARDS

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The adoption of SFAS 128 will not have a material effect on the Company's financial condition or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements, and requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is currently considering the impact of SFAS 130, but does not believe it will have a material effect on the financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier yeas is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management is currently considering the impact of SFAS 131, but does not believe it will have a material effect on the financial statements.

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

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)


                                Three Months Ended    Three Months Ended
                                  June 30, 1997         June 30, 1996
                                       Interest Average      Interest Average
                                Average Income/ Yield/ Average Income/ Yield/
                                Balance Expense Rate   Balance Expense Rate
ASSETS
Earning assets:
  Loans                       $1,303,824 $29,114 8.96% $1,224,883 $27,232 8.94%
  Investment securities:
    Taxable                      558,943   8,625 6.19     452,291   6,272 5.58
    Nontaxable                    23,744     497 8.40      32,903     686 8.38
  Short-term investments          30,402     436 5.75      33,499     451 5.41
      Total earning assets     1,916,913  38,673 8.09   1,743,576  34,641 7.09

Nonearning assets:
  Cash and due from banks         73,145                   80,892
  Premises and equipment          45,313                   41,633
  Reserve for possible loan
    losses                       (19,279)                 (18,484)
  Other assets                    54,514                   45,927
      Total nonearning assets    153,693                  150,968

      Total assets            $2,070,606               $1,894,544

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
    accounts                  $  665,323 $ 4,793 2.89% $  618,066 $ 4,091 2.66%
  Time deposits                  842,210  11,714 5.58     760,537  10,216 5.40
Federal funds purchased and
   securities sold under repurchase
   agreements                     67,407     860 5.12      43,397     521 4.83
Other short-term and long-term
   borrowings                        621       5 3.23         448       9 8.08
     Total interest-bearing
     liabilities               1,575,561  17,372 4.42   1,422,448  14,837 4.20

Noninterest-bearing deposits     263,859                  257,472
Other liabilities                 18,568                   19,111

Total liabilities              1,857,988                1,699,031

SHAREHOLDERS' EQUITY             212,618                  195,513

Total liabilities and
  shareholders' equity        $2,070,606               $1,894,544

Net interest income/net yield
   on earning assets                     $21,301 4.46%            $19,804 4.57%



Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED INTEREST RATE GAP ANALYSIS (Unaudited)
(in thousands of dollars)

                                            June 30, 1997
                                  Remaining Maturity if Fixed Rate;
                        Earliest Possible Repricing Interval if Floating Rate



                                 3       Over 3    Over 1
                              months     months -   year -     Over
                                or         12        5          5
                               less      months    years      years     Total

INTEREST-EARNING ASSETS
Loans                      $ 428,340 $ 273,961 $  628,625 $  43,959 $1,374,885
Investment securities         50,449    91,987    448,547    10,948    601,931
Other interest-earning
  assets                      13,864         -          -         -     13,864
Total interest-earning
  assets                   $ 492,653 $ 365,948 $1,077,172 $  54,907 $1,990,680

INTEREST-BEARING LIABILITIES

Savings, NOW, Money
  Markets                  $ 675,876 $       - $        - $       - $  675,876
Time deposits over $100,000   95,607    69,457     56,498     1,387    222,949
All other time deposits      141,463   327,265    194,263       754    663,745
Nondeposit interest-bearing
   liabilities                62,523     4,624        988         -     68,135
Total interest-bearing
   liabilities             $ 975,469 $ 401,346 $  251,749 $   2,141 $1,630,705


GAP by Period              $(482,816)$  35,398 $  825,423 $  52,766 $  359,975

Cumulative GAP             $(482,816)$(518,214)$  307,209 $ 359,975 $  359,975


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


     Firstbank of Illinois Co.

By:   /s/  Chris R.
Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     August 12, 1997

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share

                                 Six Months Ended     Three Months Ended
                                     June 30,              June 30,
                                  1997      1996        1997      1996

Net Income                   $14,559,000 $13,725,000 $ 7,374,000 $ 6,916,000


Weighted average common
  shares outstanding          10,317,441  10,337,118  10,338,545  10,337,361

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options      176,423     162,327     182,187     159,849

Weighted average common shares
  and common share equivalents
  outstanding                 10,493,864  10,520,732  10,520,732  10,497,210


Net earnings per common share $     1.39 $      1.31 $      0.70 $      0.66