Form 10-K
period 1997-12-31
FIRSTBANK OF ILLINOIS CO
filed 1998-03-27
CIK 37093

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1997          Commission File No. 0-8426


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $551,360,050 on January 31, 1998.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 15,812,148 on January 31, 1998.


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III.



                              Page 1 of 63
                        Exhibit Index on page 60

                                Form 10-K
                                  Index


Part I                                                       Page

     Item  1.  Business                                        4
               Overview                                        4
               Market Areas                                    5
               Supervision and Regulation                      5
               Capital Requirements                            6
               Financial Institutions Reform, Recovery
                 and Enforcement Act                           7
               Federal Deposit Insurance Corporation
                 Improvement Act                               7
               Statistical Disclosure                          8
     Item  2.  Properties                                     18
     Item  3.  Legal Proceedings                              18
     Item  4.  Submission of Matters to a Vote
                 of Security Holders                          18

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters              19
     Item  6.  Selected Financial Data                        20
     Item  7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   21
     Item  7a. Market Risk Disclosure                         25
     Item  8.  Financial Statements and Supplemental Data     29
     Item  9.  Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure       58

Part III

     Item 10.  Directors and Executive Officers of the
                 Registrant                                   58
     Item 11.  Executive Compensation                         58
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                        58
     Item 13.  Certain Relationships and Related
                 Transactions                                 58

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                          58
               Signatures                                     59

Exhibits       Form 10-K Exhibit Index                        60

                                 PART I
Item 1.  Business

Overview

Firstbank of Illinois Co. (the "Company" or "Firstbank") is a multi-bank holding company incorporated under the laws of Delaware. The Company, with its principal office in Springfield, Illinois, owns all of the outstanding common stock of eight banking institutions which offer depository, investment, loan and trust services at 42 offices throughout central, southwestern and southern Illinois and five banking locations in Missouri.

The following table lists the eight operating bank subsidiaries the Company owns, the locations of its principal offices, the number of banking offices, and the total assets at December 31, 1997.

                                                            Total
                                                         Assets at
Subsidiary                  Banking                      Dec. 31, 1997
 Bank                       Location           Offices(in thousands)

Central Bank                Belle Rive, IL        1      $  755,003
                            Belleville, IL        2
                            Benton, IL            1
                            Cobden, IL            1
                            Collinsville, IL      2
                            Dahlgren, IL          1
                            Energy, IL            1
                            Fairview Heights, IL  1
                            Freeburg, IL          1
                            Glen Carbon, IL       1
                            Granite City, IL      2
                            Hecker, IL            1
                            Highland, IL          2
                            Marine, IL            1
                            Marion, IL            1
                            New Athens, IL        1
                            O'Fallon, IL          1
                            Troy, IL              1

First National Bank
of Central Illinois         Bloomington, IL       2         702,250
                            Springfield, IL       7

Colonial Bank               Des Peres, MO         2         218,074
                            Wildwood, MO          1

Elliott State Bank          Jacksonville, IL      4         176,150

First Trust and Savings
Bank of Taylorville         Taylorville, IL       2         145,638

Central National Bank
of Mattoon                  Mattoon, IL           4         107,382

Duchesne Bank               St. Peters, MO        1          99,012
                            St. Charles, MO       1

Farmers and Merchants
Bank of Carlinville         Carlinville, IL       1          72,622

                                                 47      $2,276,131

Firstbank also operates FFG Investments Inc. originally a full-service broker-dealer acquired March 3, 1994. This Jacksonville, Illinois-based company, which was formerly known as Rowe, Henry & Deal, Inc., has moved its headquarters to Springfield, Illinois. FFG Investments Inc., which is a subsidiary of the First National Bank of Central Illinois, was instrumental in the establishment of thirteen full-service investment centers throughout Firstbank's affiliate bank network. Late in 1996, Firstbank changed the focus of this subsidiary from full-service brokerage to discount brokerage and trade execution services.

In July 1994, the Company organized a state-chartered trust company called FFG Trust, Inc. The affiliate bank trust departments, as of January 1, 1995, transferred all their farm management and related agricultural operations and corporate trust activities to FFG Trust, Inc. In addition, the trust company provides operational support to the affiliate bank trust departments.

On January 2, 1997, the Company purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. A Springfield, Illinois office was also opened in 1997 to provide Firstbank customers easier access to Z & W's unique investment advisory services.

At December 31, 1997, the Company and its subsidiaries had 914 full-time equivalent employees.


Market Areas

Firstbank's primary market areas are defined as Central Illinois, Southern Illinois and the St. Louis Metro Area. As a result of the diverse local economies within these markets, the Company's performance is not tied to the success of a single industry or company. Following is a brief discussion of each Firstbank market area.

Central Illinois, where the Company's headquarters is located, includes five subsidiary banks: The First National Bank of Central Illinois, Elliott State Bank of Jacksonville, First Trust and Savings Bank of Taylorville, Central National Bank of Mattoon and Farmers and Merchants Bank of Carlinville. Each of these institutions contribute a significant market presence within the six county market area in which they operate. Much of the stability of the local economy is derived from the state government employment and services to that sector, health care, education and insurance services. With some of the most productive farmland in the Midwest, the influence of agriculture is also important to this region.

The Company, through its Central Bank subsidiary, operates six locations throughout a five county area of Southern Illinois where farming, coal, timber, oil and tourism have historically provided the major economic influence. The region has also seen both manufacturing and retail companies opening new facilities at an increasing rate and becoming leading employers.

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

Various restrictions under Federal and state law regulate the operations of banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, and restricting investments and other activities. National banks are subject to regulation and examination by the Office of the Comptroller of the Currency. Banks organized under Illinois law are subject to regulation and examination by the Commissioner of Banks and Real Estate, and certain member banks are subject to regulation by the Federal Reserve Board. Banks organized under the laws of Missouri are subject to regulation and examination by the Missouri Division of Finance. Both national and state banks are subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of both national and state banks are insured by the FDIC.


Capital Requirements

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 Capital component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on- and off-balance sheet exposures. As of December 31, 1997, the minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.

In addition, a minimum leverage ratio of 3% Tier 1 Capital to average total assets (net of goodwill) will be applied. The Federal Reserve Board stated that the above capital ratios are the minimum requirements for the most highly rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.

As of December 31, 1997, the Company and each of its subsidiaries are in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1 Capital, Total Capital and Leverage Ratios were 14.99%, 16.24% and 9.36%, respectively, at December 31, 1997. Comparable ratios at December 31, 1996 were 15.58%, 16.83% and 10.00%, respectively.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act (discussed below), insured depository institutions such as the Company's subsidiary banks were classified into one of five capital zones based on the institution's capital levels.

The capital levels maintained by an insured depository institution are used in determining the institution's ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, charter amendments, material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At December 31, 1997, all of the Company's subsidiary banks were considered "well capitalized".

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

                                                                 Years Ended December 31,
                                     1997                                 1996                                 1995
                                Percent Interest Average             Percent  Interest Average            Percent  Interest Average
                      Average  of Total  Income/  Yield/   Average  of Total   Income/  Yield/  Average  of Total   Income/  Yield/
                      Balance   Assets   Expense  Rate     Balance   Assets    Expense  Rate    Balance   Assets    Expense  Rate
                                                                 (in thousands of dollars)
ASSETS
Earning assets:
 Loans (1)(2)(3)       $1,348,960  63.67%  $120,599  8.94%  $1,245,104 65.10%  $111,418  8.95%   $1,197,959 65.80%  $107,819   9.00%
 Investment
  securities:
  Taxable                 548,914  25.91     33,695  6.14      440,319 23.02     25,003  5.68       397,261 21.83     21,876   5.51
  Nontaxable (3)           24,206   1.14      1,995  8.24       32,491  1.70      2,725  8.39        59,057  2.40      3,569   8.18
 Short-term
  investments:
  Federal funds sold       33,957   1.60      1,823  5.37       44,456  2.32      2,396  5.39        39,237  2.16      2,334   5.95
  Other short term
   investments                422   0.02         22  5.21          918   .05         44  4.79           519  0.03         34   6.55
  Total earning assets  1,956,459  92.34    158,134  8.08    1,763,288 92.19    141,586  8.03     1,678,626 92.22    135,632   8.08

Nonearning assets:
 Cash and due from
  banks                    77,400   3.65                        78,332  4.10                         69,351  3.81
 Reserve for possible
  loan losses             (19,724) (0.93)                      (18,669)(0.98)                       (18,396)(1.01)
 Premises and equipment    46,532   2.20                        41,920  2.19                         42,715  2.35
 Other assets              58,083   2.74                        47,708  2.50                         47,912  2.63
  Total nonearning
   assets                 162,291   7.66                       149,291  7.81                        141,582  7.78
   Total assets        $2,118,750  100.00%                  $1,912,579 100.00%                   $1,820,208 100.00%

LIABILITIES
Interest-bearing
 liabilities:
 Interest-bearing
  deposits:
  Savings, NOW and
   money market
   accounts            $  675,911  31.90   $ 19,313  2.86%  $  626,754 32.77   $ 16,882  2.69%      617,170 33.91%  $ 15,999   2.59%
  Time deposits           880,524  41.56     49,466  5.62      769,369 40.23     41,979  5.46       718,316 39.46     38,755   5.40
 Federal funds
  purchased and
  securities sold under
  repurchase agreements    52,797   2.49      2,656  5.03       43,311  2.26      2,115  4.88        40,833  2.24      2,248   5.51
 Other short-term
  borrowings                  577   0.03         37  6.41          552  0.03         26  4.71         1,394  0.08         68   4.88
 Long-term borrowings           -      -          -     -           31     -          3  9.68         5,192  0.29        416   8.01
 Total interest-bearing
  liabilities           1,609,809  75.98     71,472  4.44    1,440,017 75.29     61,005  4.24     1,382,905 75.98     57,486   4.16
 Noninterest-bearing
  deposits
                          270,925  12.79                       255,189 13.34                        242,657 13.33
 Other liabilities         18,792   0.88                        19,230  1.01                         16,782  0.92
    Total liabilities   1,899,526  89.65                     1,714,436 89.64                      1,642,344 90.23
 SHAREHOLDERS' EQUITY     219,224  10.35                       198,143 10.36                        177,864  9.77
 Total liabilities and
 shareholders' equity  $2,118,750  100.00%                  $1,912,579 100.00%                   $1,820,208 100.00%
 Net interest
  income/net yield on
  earning assets                           $ 86,662  4.43%                     $ 80,581  4.57%                      $ 78,146   4.66%

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

Interest Differential - Guide 3 - Item I, C

The  following  table  sets  forth, on a tax-equivalent  basis  for  the  years indicated,  a  summary of the changes in interest income and  interest  expense resulting from changes in yield/rates:
                                         Amount of Increase (Decrease)
                              Change From 1996                     Change From 1995
                               to 1997 Due to                       to 1996 Due to
                              Volume    Yield/                     Volume    Yield/
                               (1)     Rate (2)      Total          (1)     Rate (2)      Total
                                                (in thousands of dollars)
Interest income:
Loans                         $ 9,305  $  (124)    $ 9,181         $ 4,204  $  (605)    $ 3,599

Investment securities:
 Taxable                        6,543    2,149       8,692           2,434      693       3,127
 Nontaxable                      (682)     (48)       (730)           (934)      90        (844)
  Total investment securities   5,861    2,101       7,962           1,500      783       2,283

Federal funds sold               (564)      (9)       (573)            294     (232)         62
Other short-term securities       (26)       4         (22)             21      (11)         10
 Total interest income         14,576    1,972      16,548           6,019      (65)      5,954

Interest expense:
Deposits:
 Savings and NOW accounts       1,346    1,085       2,431             253      630         883
 Time deposits                  6,224    1,263       7,487           2,788      436       3,224
   Total deposits               7,570    2,348       9,918           3,041    1,066       4,107
Federal funds purchased and
 securities sold under
 repurchase agreements            474       67         541             132     (265)       (133)
Other short-term borrowings         1       10          11             (40)      (2)        (42)
Long-term borrowings               (3)       -          (3)           (485)      72        (413)
 Total interest expense         8,042    2,425      10,467           2,648      871       3,519

Net interest income           $ 6,534  $  (453)    $ 6,081         $ 3,371  $  (936)    $ 2,435


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


Investment Portfolio - Guide 3 - Item II A, B, and C

The amortized cost and market value of debt securities classified as available-
for-sale at December 31, 1997, 1996 and 1995 are summarized as follows:
                              1997                 1996                 1995
                      Amortized  Market    Amortized  Market    Amortized  Market
                         Cost    Value        Cost    Value        Cost    Value
                                        (in thousands of dollars)
Available-for-sale
U.S. Government
 and U.S. agencies
 and corporations     $624,553  $626,040    $440,053  $440,861  $400,939  $400,403
State and policital
 subdivisions              321       321           -         -         -         -
Other                    1,959     1,961       1,885     1,888    11,888    11,896
                      $626,833  $628,322    $441,938  $442,749  $412,827  $412,299

The  amortized  cost and market value of debt securities classified  as  held-to-
maturity at December 31, 1997, 1996 and 1995 are summarized as follows:
                              1997                 1996                 1995
                      Amortized  Market    Amortized  Market    Amortized  Market
                         Cost    Value        Cost    Value        Cost    Value
                                        (in thousands of dollars)
Held-to-maturity
U.S. Government
 and U.S. agencies
 and corporations     $    315  $    315    $    200  $    200  $      -  $      -
State and political
 subdivisions           25,783    26,664      34,185    35,251    44,620    46,156
Other                      726       742       1,050     1,080         -         -
                      $ 26,824  $ 27,721    $ 35,435  $ 36,531  $ 44,620  $ 46,156

The   following  table  summarizes  investment  portfolio  maturity  and  yield information at December 31, 1997 (dollars in thousands):
                                                       Weighted
                                                       Average Tax-
                                       Amortized       Equivalent
                                          Cost           Yield
Available-for-sale
U.S. Government and U.S.
 agencies and corporations:
     0 to 1 year                        $300,485          5.66%
     1 to 5 years                        263,220          6.31
     5 to 10 years                         3,462          6.63
     Over 10 years                        57,386          8.23
      Total                             $624,553          6.22

State and political subdivisions:
     1 to 5 year                        $    321          6.00%

Other securities:
     0 to 1 year                        $     16          7.00%
     1 to 5 years                              -             -
     5 to 10 years                           166          9.34
     Over 10 years                           263          6.34
     No stated maturity                    1,514          6.29
      Total                             $  1,959          6.56


Held-to-maturity
U.S. Government agencies:
     1 to 5 years                       $    315          6.51%

State and political subdivisions:
     0 to 1 year                        $  5,485          8.75%
     1 to 5 years                         10,731          8.82
     5 to 10 years                         8,482          9.04
     Over 10 years                         1,085          9.19
      Total                             $ 25,783          8.87

Other securities:
     1 to 5 year                        $    726          7.86%

Available-for-sale and
  held-to-maturity combined:
     0 to 1 year                        $305,986          5.72%
     1 to 5 years                        275,313          6.41
     5 to 10 years                        12,110          8.36
     Over 10 years                        58,734          8.24
     No stated maturity                    1,514          6.29
      Total                             $653,657          6.33


NOTE:      While  yields  by range of maturity are routinely  provided  by  the
     Company's accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 35%, the adjustment amounted to approximately $761,000, appropriately adjusted by the disallowance of interest cost to carry nontaxable securities.

The investment securities portfolio at December 31, 1997 contained no securities of any issuer with an aggregate book or market value in excess of 10% of the Company's shareholders' equity, excluding those issued by the U.S. Government, or its agencies or corporations.



Loan Portfolio - Guide 3 - Item III, A and B

Types of Loans:

The following table displays the composition of the loan portfolio at the end of the last five years.

                                              December 31,
                             1997       1996       1995       1994       1993
                                 (in thousands of dollars)

Commercial, financial
 and agricultural       $  325,785 $  291,706 $  280,347 $  274,029 $  288,959

Real estate:
 Construction              106,831     67,618     56,961     46,028     48,236
 Mortgage                  761,367    706,026    663,508    647,806    602,100

Installment                235,380    235,222    241,561    219,316    202,697
                        $1,429,363 $1,300,572 $1,242,377 $1,187,179 $1,141,992



Commercial, financial and agricultural:

This  category  consists  of  80%  commercial  and  financial  loans  and   20%
agricultural production loans at December 31, 1997. More than half of the Company's loans of this nature are in the Central Illinois region.

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


Real estate mortgage:

The real estate collateral in this category is approximately 55% residential, 40% commercial and 5% agricultural at December 31, 1997. Long-term fixed rate mortgage loans are not retained in the Company's loan portfolio but, rather, are sold into the secondary market.

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

Maturities and Interest Rate Sensitivity:

The   following  tables  summarize  maturity  and  yield  information  for  the commercial, financial and agricultural and real estate construction portions of the loan portfolio as of December 31, 1997:
                                        Over One
                                        Through   Over
                            One Year    Five      Five
                            or less     Years     Years     Total
                                   (in thousands of dollars)
Commercial, financial
 and agricultural          $171,031   $134,926  $ 19,828  $325,785
Real estate construction     81,147     24,709       975   106,831
                           $252,178   $159,635  $ 20,803  $432,616

                                        Fixed     Floating
                                        Rate      Rate      Total
                                   (in thousands of dollars)

Due after one but within five years   $113,497  $ 46,138  $159,635
Due after five years                     4,396    16,407    20,803
                                      $117,893  $ 62,545  $180,438


Loan Portfolio - Guide 3 - Item III, C and D

Risk Elements Involved in Lending Activities:

The following table details the nonperforming loan information at the end of each of the last five years.
                                            December 31,
                                1997      1996     1995     1994     1993
                                   (in thousands of dollars)

Nonaccrual (1) (2)           $10,044   $ 8,920  $ 8,261  $ 4,775  $ 8,521
Accruing loans past due
 90 days or more               1,306     1,731    2,392    2,028    2,015
Restructured loans(2)(3)(4)       56       153      346      330      383
                             $11,406   $10,804  $10,999  $ 7,133  $10,919

(1) It is the policy of the Company to periodically review its loans and to discontinue the accrual of interest on any loan on which full collectibility of principal or interest is doubtful. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.

(2) The interest income (in thousands) which would have been recorded under original terms of nonaccrual and restructured loans in 1997, 1996, 1995, 1994 and 1993 was approximately $921, $902; $924; $561; and $859, respectively, and interest income actually recorded on such loans was approximately $286; $312; $263; $288; and $227, respectively.

(3) Restructured loans are classified as such only until such time as the terms are substantially equivalent to terms on which new loans with comparable risks are being made. For purposes of this summary, loans renewed on market terms existing at the date of renewal are not considered restructured loans.

(4) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments.

Nonperforming loans at December 31, 1997 and 1996 by type of loan are as follows (in thousands):

                                   December 31,
                                  1997      1996
Commercial, financial and
  agricultural                 $ 4,756   $ 4,274
Real estate - construction         749       320
Real estate - mortgage           5,020     5,534
Installment                        881       676
     Total                     $11,406   $10,804


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


Potential Problem Loans:

As of December 31, 1997, ten loans with a total principal balance of approximately $700,000 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

Potential problem loans at December 31, 1997 and 1996 by type of loan are as follows (in thousands):

                                   December 31,
                                  1997      1996
Commercial, financial and
  agricultural                  $  512    $  735
Real estate - mortgage             188     1,054
     Total                      $  700    $1,789




Foreign Outstandings:

The Company had no loans to any foreign countries on any of the dates specified in the tables.


Loan Concentrations:

The Company's loan portfolio includes $104,829,000 or 7.3% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. More importantly, lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing realistic cash flow information used in the lending decision.

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



Summary of Loan Loss Experience - Guide 3 - Item IV

The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and other changes:

                                       1997        1996        1995        1994        1993
                                                   (in thousands of dollars)
Average loans outstanding           $1,348,960  $1,245,104  $1,197,959  $1,141,790  $1,094,813

Reserve at beginning of year        $   19,103  $   18,047  $   18,360  $   18,252  $   16,538
Reserves acquired                          982           -           -           -           -
Provision  for  possible loan losses     2,958       2,868       2,313       2,942       5,535

Charge-offs:
Commercial, financial and
 agricultural loans                      2,041       1,143       1,352       1,941       2,100
Real estate-mortgage loans                 599         527         924       1,199       1,662
Real estate-construction loans               5          59           -           -           -
Installment loans                        1,501       1,650       1,831         944       1,090
                                         4,146       3,379       4,107       4,084       4,852

Recoveries:
Commercial, financial and
 agricultural loans                        426         591         439         616         449
Real estate-mortgage loans                 203         370         507         305         267
Real estate-construction loans               2          15           -           -           -
Installment loans                          411         591         535         329         315
                                         1,042       1,567       1,481       1,250       1,031
Net charge-offs                          3,104       1,812       2,626       2,834       3,821

Reserve at end of year              $   19,939  $   19,103  $   18,047  $   18,360  $   18,252

Net  charge-offs to average loans         0.23%       0.15%       0.22%       0.25%       0.35%

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

                                1997              1996              1995              1994              1993
                             Categories        Categories        Categories        Categories        Categories
                                    % of              % of              % of              % of              % of
                                    Total             Total             Total             Total             Total
                           Amount   Loans     Amount  Loans     Amount  Loans     Amount  Loans     Amount  Loans
                                                          (in thousands of dollars)
Reserve allocation:
 Commercial, financial
  and agricultural loans  $ 4,467   22.79%   $ 1,407  22.43%  $  1,652  22.57%  $  1,876  23.08%   $ 2,700  25.30%
 Real estate:
    Construction              522    7.47        326   5.20        335   4.58        424   3.88        508   4.22
    Mortgage                3,725   53.27      3,404  54.28      3,909  53.41      3,860  54.57      5,264  52.73
 Installment                1,152   16.47      1,135  18.09      1,423  19.44      1,374  18.47      1,833  17.75
 Unallocated               10,073       -     12,831      -     10,728      -     10,826      -      7,947      -
                          $19,939  100.00%   $19,103 100.00%   $18,047 100.00%   $18,360  100.00%  $18,252 100.00%

Percentage of reserve to
 net loans at end of year            1.40%             1.47%             1.46%              1.56%            1.62%

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

The amount of anticipated net charge-offs during the next full year is not expected to vary significantly from the levels reported in 1997. This level of anticipated charge-offs for 1998 reflects the Company's belief that the economy in the Company's markets will remain stable or improve in 1998 and that a majority of the current loan portfolio problems have already been charged-off.


Deposits - Guide 3 - Item V - A, B and C

The following table shows for each type of deposit, the average daily amount and the average rate paid on each type of deposit for the years ended December 31, 1997, 1996 and 1995:

                                         Years Ended December 31,
                                1997              1996              1995
                           Average  Average  Average  Average  Average  Average
                           Balance   Rate    Balance   Rate    Balance   Rate
                                       (in thousands of dollars)
Noninterest-bearing
 demand deposits         $  270,925      -% $  255,189     -% $  242,657     -%
Interest-bearing
 demand deposits            491,696   3.10     440,848  2.89     415,784  2.67
Savings deposits            184,215   2.22     185,906  2.22     201,386  2.42
Time deposits of $100
 or more                    216,751   5.60     131,191  5.49     105,954  5.76
All other time deposits     663,773   5.62     638,178  5.45     612,362  5.33
                         $1,827,360   3.76% $1,651,312  3.56% $1,578,143  3.47%


The following table shows the maturity of time deposits of $100,000 or more at December 31, 1997:
                                 Time        Other
                            Certificates     Time
  Maturity                   of Deposit     Deposits      Total
                                   (in thousands of dollars)

Three months or less          $ 91,003     $ 1,482    $ 92,485
Three to six months             40,942       1,473      42,415
Six to twelve months            43,889      31,253      75,142
Over twelve months              67,899       1,329      69,228
                              $243,733     $35,537    $279,270

Return on Equity and Assets - Guide 3 - Item VI

The following ratios are among those commonly used in analyzing bank holding companies. A discussion of the factors affecting these ratios is located under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   As of and for the Years Ended December 31,
                                      1997    1996    1995    1994    1993
Percentage of net income to:
   Average total assets               1.40%   1.46%   1.41%   1.33%   1.11%
   Average shareholders' equity      13.52   14.07   14.47   14.99   12.78
Percentage of common dividends
 declared to net income
 per common share                    37.89   36.09   35.77   34.78   38.50
Percentage of average shareholders'
 equity to average total assets      10.35   10.36    9.77    8.85    8.69


Short-Term Borrowings - Guide 3 - Item VII

The following table shows short-term borrowings at the end of the years 1997 and 1996 (in thousands):

                                                       1997     1996
   Federal funds purchased and securities sold
     under agreements to repurchase                 $46,589  $39,117
   Other short-term borrowings                          677      468
                                                    $47,266  $39,585


The weighted average interest rate paid on Federal funds purchased and securities sold under agreements to repurchase is computed on a daily average basis. The weighted average interest rates paid on such borrowings for 1997, 1996 and 1995 were 5.0%, 4.9%, and 5.5%, respectively. The weighted average interest rates paid on other short-term borrowings for 1997, 1996 and 1995 were 6.4%, 4.7% and 4.9%, respectively.


Item 2. Properties

During 1997, the Company's corporate offices occupied approximately 7,000 square feet of space on the ninth floor of the bank building owned by one of its subsidiaries, First National Bank of Central Illinois, located in downtown Springfield, Illinois. The lease term is one year with the option to renew annually. The Company's bank subsidiaries currently own 36 and lease 11 of the banking offices in which they operate.


Item 3. Legal Proceedings

Various legal claims have arisen during the normal course of business which, in the opinion of management after discussion with legal counsel, will not result in any material liability to the Company.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK MARKET PRICES AND DIVIDENDS
                                              Cash
                      Period                 Dividends
   1997                End     High    Low   Declared

1st Quarter          $24.00  $25.67  $22.50  $.18
2nd Quarter           26.09   26.50   24.09   .18
3rd Quarter           32.06   32.75   26.00   .18
4th Quarter           36.81   38.00   30.75   .18


                                              Cash
                      Period                 Dividends
   1996                End     High    Low   Declared

1st Quarter          $20.50  $21.33  $20.33  $.16
2nd Quarter           20.67   21.00   19.67   .16
3rd Quarter           21.25   21.50   19.67   .16
4th Quarter           23.17   23.17   21.25   .16


Firstbank  common  stock  is  traded  in  the  over-the-counter  market.    The
accompanying  table  represents  the range of  high  and  low  prices  for  the
Company's common stock during 1997 and 1996 as reported by NASDAQ National Market System. The market prices and dividends above have been adjusted to reflect a three-for-two stock split effective September 1, 1997. As of December 31, 1997, common stock was held by 2,250 shareholders of record. A listing of Firstbank's primary market makers follows:


NASDAQ MARKET MAKERS
Robert W. Baird & Co., Inc.   Howe Barnes Investments, Inc.
Bear, Stearns & Co., Inc.     Keefe, Bruyette & Woods, Inc.
The Chicago Corporation       McDonald & Company Sec., Inc.
Herzog, Heine, Geduld, Inc.   Stifel, Nicolaus & Co.

Item 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial information of Firstbank and is qualified in its entirety by reference to the detailed information and consolidated financial statements of the Company included in Item 8.


FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                  As of and for the Years Ended December 31,
                               1997       1996       1995       1994       1993
                                (dollars in thousands, except per share data)
Balance Sheet Items
 Investment securities   $  655,146 $  478,184 $  456,919 $  468,217 $  443,046
 Loans, net of unearned
  discount                1,427,304  1,297,406  1,236,798  1,178,550  1,129,894
 Reserve for possible
  loan losses                19,939     19,103     18,047     18,360     18,252
 Total assets             2,281,818  2,005,204  1,863,294  1,816,902  1,758,902
 Total deposits           1,982,046  1,738,263  1,618,269  1,534,990  1,523,700
 Long-term borrowings             -          -        108     10,638     21,377
 Shareholders' equity       232,573    207,636    190,981    163,311    157,925


Results of Operations
 Interest income         $  157,373 $  140,611 $  134,401 $  124,254 $  124,010
 Interest expense            71,472     61,005     57,486     45,057     45,406
 Net interest income         85,901     79,606     76,915     79,197     78,604
 Provision for possible
  loan losses                 2,958      2,868      2,313      2,942      5,535
 Net income before
  cumulative effect of
  change in accounting
  principle                  29,644     27,873     25,742     24,034     19,099
 Cumulative effect of
  change in accounting
  principle                       -          -          -          -        386
 Net income                  29,644     27,873     25,742     24,034     19,485


Per Share Data
 Net income-basic        $     1.90 $     1.80 $     1.66 $     1.55 $     1.27
 Net income-diluted            1.86       1.78       1.64       1.53       1.25
 Cash dividends declared       0.72       0.64       0.59       0.53       0.48
 Book value                   14.77      13.45      12.31      10.55      10.25
 Tangible book value          13.20      12.56      11.35       9.50       9.13

Other Information
 Return on average assets      1.40%      1.46%      1.41%      1.33%      1.11%
 Return on average equity     13.52      14.07      14.47      14.99      12.78
 Net interest margin
  (tax-equivalent)             4.43       4.57       4.66       4.86       5.03
 Shareholders' equity to
  assets                      10.19      10.35      10.25       8.99       8.98
 Tangible equity to
  assets                       9.21       9.73       9.52       8.17       8.05
 Tier 1 capital               14.96      15.58      14.12      13.37      12.03
 Total risk-based capital     16.22      16.83      15.18      14.44      13.12
 Leverage ratio                9.35      10.00       9.77       8.83       8.08


Stock Price Information
 Market value:
  Period end             $    36.81  $   23.17  $   20.58  $   17.22  $   16.11
  High                        38.00      23.17      21.00      17.22      17.45
  Low                         22.50      19.67      17.00      15.11      15.55

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

Firstbank's recent acquisition activity is important to consider when reviewing the financial information included in this annual report. In November 1995, Firstbank completed its acquisition of Confluence Bancshares Corporation and its wholly owned subsidiary, Duchesne Bank ("Duchesne"). In accordance with pooling-of-interest acounting treatment, financial information for all periods presented in the
Company's financial statements has been restated to include the historical results of the acquired companies prior to the merger with Firstbank. On January 2, 1997, Firstbank purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. On June 10, 1997, the Company acquired BankCentral Corporation and its wholly-owned subsidiary, Central National Bank of Mattoon ("Central National"). Each of the 1997 acquisitions has been accounted for as a purchase, accordingly operating results of the acquired companies are included in Firstbank's consolidated financial statements beginning on the acquisition dates noted above.



INCOME STATEMENT ANALYSIS

Summary

Firstbank's net income for 1997 was $29,644, an increase of 6.4% over the net income of $27,873 in 1996. On a diluted per share basis, earnings for 1997 were $1.86, up 4.5% from $1.78 in 1996. This followed an increase of 8.3% in net income and a 8.5% increase in corresponding diluted earnings per share amounts for 1996 as compared to 1995.

Earnings for 1997 represented a return on average assets of 1.40% and a return on average equity of 13.52%. This compares to a 1.46% and 1.41% return on average assets and a 14.07% and 14.47% return on average equity reported for 1996 and 1995, respectively.


Net Interest Income

The largest source of Firstbank's income is net interest income. Net interest income is the spread between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits and short-term borrowings. Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income are frequently measured by the net interest margin. The net interest margin is expressed as net interest income divided by average earning assets and reported on a tax-equivalent basis.

The Company's net interest income in 1997 was $85,901, an increase of 7.9% from the $79,606 in 1996 and followed an increase of 3.5% from the $76,915 reported in 1995. The tax-equivalent net interest margin was 4.43% for 1997 as compared to 4.57% and 4.66% for the years of 1996 and 1995, respectively. As interest rates stablized during the last three years, competition for loan and deposit growth among financial institutions has intensified. This competition combined with a relatively flat yield curve has pressured interest margins industry-wide.

Average earning assets increased in 1997 by $193,171, or 11.0%, to $1,956,459. Earning asset increases, adjusted for assets acquired with Central National, totaled approximately $165,000 during the year. The earning asset increase is comprised primarily of higher investment and loan volumes funded by core deposit growth during 1997. Average loans increased $103,856 while average time deposits increased $111,155 in 1997 as compared to 1996. Average short-term investments and borrowings did not fluctuate significantly in 1997 as compared to 1996, indicates the Company continues to use these accounts in a manner consistent with prior years. The Company's efforts to generate more core deposit funding increased overall funding costs slightly which resulted in narrower margins in 1997 and 1996.


Provision for Possible Loan Losses

The provision for possible loan losses charged to earnings during 1997 was $2,958 compared to $2,868 and $2,313 in 1996 and 1995, respectively. The increased provision in 1997 reflects the provision for Central National, acquired in June 1997. The overall level in this three-year period is consistent with the continued low nonperforming loan and net charge-off levels reported during those periods. The resulting reserve for possible loan losses was 1.40% of outstanding loans at December 31, 1997 as compared to 1.47% a year earlier. Net charge-offs for 1997 represented 0.23% of average loans marking the fourth consecutive year which Firstbank has reported a ratio at or below the 0.25% level. The reserve's coverage of nonperforming loans remained strong at 175%.


Noninterest Income

Noninterest income reached $24,618 in 1997, up from $21,798 in 1996, and $20,168 in 1995. The 1997 increase of 12.9% was made possible by increased revenues from deposit service charges, trust services, and mortgage lending activities. Income from deposit service charges, which in mid-1997 began to include surcharges assessed when non-customers use the Firstbank ATM network, increased 21.1% over 1996. Revenues from trust services, which include custodial fees associated with the Illinois State Treasurer Investment Pool accounts added in mid-1997, increased 12.5% over 1996. Mortgage lending activities, which intensified with the declining long-term interest rates in 1997, originated $153,843 in fixed rate mortgage loans for sale into the secondary market. Revenues for investment services in 1997, which are consistent with the prior year, include $1,189 in revenues resulting from investment advisory services offered by Firstbank resulting from its affiliation with Z&W. This shift in revenues from full-service brokerage to investment advisory services was a strategic decision made by Firstbank at the beginning of 1997.


Noninterest Expense

The Company's noninterest expense increased to $61,121 in 1997 from $55,137 in 1996 and $54,921 in 1995. The 10.9% increase in 1997 followed an increase of just 0.4% in 1996 over 1995. Expenses of Central National, which were included beginning June 10, 1997, and Z&W, which were included beginning January 2, 1997, totaled $2,623 in 1997. Intangible asset amortization recorded as part of those purchases, which totaled $644, represents another component of the increase over 1996. Salaries and benefits expense increased 9.7% in 1997 following an increase of 3.4% in 1996. These increases come after several years of declining expenses were made possible by a gradual reduction in the number of employees and continued efforts to improve the efficiency of the Company's operations. Most of the remaining expense categories have increased slightly due to the aforementioned acquisitions.

The consolidation of certain operational functions, which are transparent to the customer, have taken place gradually over the last five years and resulted in reduced operating costs. Progress continued in 1997 as the data processing and backroom operations of Central National were assumed internally following its affiliation with

Firstbank. This followed a busy 1996 when the loan operations function was centralized for the entire Company and Duchesne Bank was converted to Firstbank's operating systems. The driving force behind the Company's expense control efforts is the desire to ensure the overhead is efficiently incurred in the generation of operating revenues.


Income Taxes

Income tax expense for 1997 was $16,796 as compared to $15,526 for 1996 and $14,107 for 1995. Firstbank's effective tax rate was 36.2% in 1997, up from 35.8% and 35.4% in 1996 and 1995, respectively. The increase in the effective rate in 1997 and 1996 is primarily attributable to lower tax-exempt income and higher state tax expense than in previous years.



BALANCE SHEET ANALYSIS

Total assets reached $2,281,818 at December 31, 1997, an increase of 13.8% over the $2,005,204 reported a year earlier. Approximately $106,000 of asset growth resulted from the mid-year acquisition of Central National. Total deposits increased $243,783, or 14.0% funding increases of $176,962 in investment securities and $129,062 in net new loans during the year.


Investment Securities

Investment securities classified as available-for-sale increased $185,573 during 1997 while the held-to-maturity portfolio, which is comprised almost exclusively of longer-term municipal securities, declined $8,611. Market value fluctuations in the available-for-sale portfolio are reflected in the equity section of the Company's balance sheet, whereas securities in the held-to-maturity category are recorded at amortized cost. The equity adjustment at December 31, 1997, was a net unrealized gain of $968 compared to a net unrealized gain of $527 a year earlier.


Loans

As mentioned above, Firstbank added $129,898, or 10.1%, to the consolidated loan portfolio during 1997. With the deposit growth of $243,783, or 14.0%, the loan-to-deposit ratio of 74.6% at December 31, 1996 declined to 72.0% at December 31, 1997. The growth during the year was primarily in the commercial, real estate construction and residential real estate categories as the following table indicates:

                                                December 31,
                                        % of           % of           % of
                                1997   total   1996   total   1995   total
                                           (dollars in millions)
Commercial, financial and
 agricultural                   $326   22.8%   $292   22.5%   $280   22.6%

Real estate:
 Construction                    107    7.5      67    5.1      57    4.6
 Residential mortgage            459   32.1     420   32.4     405   32.8
 Commercial mortgage             263   18.5     250   19.3     223   18.0
 Agricultural                     39    2.7      36    2.8      36    2.9

Installment, net of
 unearned discount               233   16.4     232   17.9     236   19.1
                              $1,427  100.0% $1,297  100.0% $1,237  100.0%

The Company also provides long-term variable and fixed rate financing on residential real estate through one of its subsidiary banks. Originated loans are sold into the secondary market without recourse, with $147,959, $130,433 and $99,507 sold during 1997, 1996 and 1995, respectively. At December 31, 1997, the Company serviced 6,238 loans aggregating $403,678 which were owned by others.


Deposits

Total deposits, as mentioned above, increased 14.0% during 1997 to $1,982,046 at year-end. Deposit growth has occurred in interest-bearing deposit accounts while noninterest-bearing deposits actually decreased $7,042, or 2.3% compared to last year. Interest-bearing deposits, with most of the growth in the certificate of deposit categories throughout Firstbank's community banking network, increased $250,825, or 17.5% over balances reported a year ago.


Short-Term Borrowings

Short-term borrowings increased $7,681 to $47,266 at December 31,  1997.
This   balance  sheet  category  has  remained  fairly  stable  as   the
consistency of the year-end and average balances indicate.


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

Firstbank's December 31, 1997 equity-to-asset and tangible equity-to-asset ratios were 10.19% and 9.21%, compared to 10.35% and 9.73%, respectively, at the end of 1996. The continued strength of the equity ratios is attributable to the growth in retained earnings and unrealized gains on investment securities available-for-sale.

At December 31, 1997, Firstbank and its banking subsidiaries all exceed their minimum capital requirements for "well capitalized" institutions. Consolidated Firstbank Tier 1, Total Capital and Tier 1 Leverage ratios were 14.96%, 16.22% and 9.35%, respectively at December 31, 1997 compared to 15.58%, 16.83% and 10.00%, respectively a year earlier. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

Shareholders' equity represents book value and tangible book value per common share of $14.77 and $13.20, respectively, at December 31, 1997, as compared to $13.45 and $12.56, respectively, at December 31, 1996.


Accounting Pronouncements

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). The Statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the Statement is effective for fiscal years beginning after December 15, 1997, the Company does not believe SFAS 130 will have a material impact to the Company's financial statements.

In addition, the FASB issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers superseding Statement of Financial Accounting Standards No. 14 - "Financial Reporting for Segments of a Business Enterprise". The Company is currently evaluating the Statement and whether additional information would be required to be included in the Company's financial statements beginning in 1998.


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


Item 7a.  Market Risk Disclosure

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

The Company has more than 92% of its investment portfolio designated as available-for-sale. The unrealized gains, net of tax, on that portfolio were $968 at December 31, 1997 as compared to unrealized gains, net of tax, of $527 a year earlier. The unrealized gains or losses are reflected, net of tax, as an adjustment in the equity section of the balance sheet. The current unrealized gain, which represents less than 2% of the total available-for-sale market value, is an indication that the aggregate yield is very close to year-end market rates.


Credit Risk Management

Management of the risks the Company assumes in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate policies and procedures to govern the credit process and maintaining a thorough portfolio review process. Credit policies, which are approved at the individual subsidiary bank level, are ultimately the responsibility of Firstbank management and, as such, are also reviewed and approved at the parent company level.

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

Firstbank's loan portfolio contains certain risk elements which are defined as nonperforming loans. This category includes loans on nonaccrual, loans contractually past due ninety days or more as to interest or principal payments, and other loans for which terms have been renegotiated or restructured because of deterioration in the financial condition of the borrowers. Those nonperforming loans represented 0.80% of total loans at the end of 1997 as compared to 0.83% at the end of 1996. The reserve for possible loan losses was $19,939 at December 31, 1997, representing 1.40% of outstanding loans. Net charge-offs as a percentage of average loans for 1997 were 0.23%. These figures compare to a 1.47% reserve and 0.15% net charge-offs for 1996. Continued strength in all measures of asset quality is indicative of the priority management has given to maintaining asset quality.


Liquidity and Interest Rate Sensitivity

Throughout the first half of 1995, assets were repricing at lower levels while deposit funding had reached somewhat of a pricing floor. Since that time, the increasing competition for both loan and deposit relationships combined with a flat or inverted yield curve has pressured interest margins industry-wide. Interest rate stablization during 1996 and 1997 has caused the Company's interest margin to contract slightly. Regardless of the interest rate environment, Firstbank's management of rate-sensitive earning assets and interest-bearing liabilities is a key component of continued profitability. Management's objective is to produce an optimal yield while protecting earnings from significant fluctuations. An effective asset/liability management process is necessary to minimize the effects of fluctuating interest rates on net interest income while maintaining the flexibility to take advantage of changing market conditions. The following discusses Firstbank's liquidity and interest rate risk management.


Liquidity Risk Management

The primary source of Firstbank's liquidity is short-term investments in Federal funds sold. Additional liquidity is provided through Firstbank's available-for-sale investment portfolio. Firstbank's liquidity is further enhanced by the availability of funds through its correspondent relationships maintained by one of its largest subsidiary banks. Should Firstbank require additional liquidity on any particular day, the subsidiary bank may purchase Federal funds from its correspondent banks.

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


Interest Rate Risk Management

Interest rate sensitivity is closely monitored through Firstbank's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at December 31, 1997, individually and cumulatively, through various time horizons.

At December 31, 1997 and December 31, 1996, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. The December 31, 1997 simulation analysis, using the assumptions described above, projected net interest income to decrease by 1.9% and the net interest margin to contract by 8 basis points if rates increase 2 percentage points in the next 12 months (.50% each quarter). If rates fall 2 percentage points over the same period, the net interest income was projected to increase 4.6% and the net interest margin was projected to expand 20 basis points. At
December 31, 1996, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 4.9% and the net interest margin to expand by 20 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months.

The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects Firstbank's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1997, individually and cumulatively, through various time horizons. Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.

                                      Remaining Maturity if Fixed Rate;
                          Earliest Possible Repricing Interval if Floating Rate
                                  3      Over 3     Over 6     Over 1
                                months   months     months     year
                                 or     through    through    through   Over 5
                                less    6 months  12 months   5 years   years
Interest-earning assets
 Loans                      $  486,994  $ 103,922 $ 173,816  $619,881  $ 42,691
 Investment securities         226,544     24,120    56,894   273,884    73,704
 Other interest-earning
  assets                         3,545          -         -         -         -
  Total interest-
    earning assets          $  717,083  $ 128,042 $ 230,710  $893,765  $116,395
Interest-bearing
  liabilities
 Savings, NOW, and
  money market accounts     $  709,297  $       - $       -  $      -  $      -
 Time certificates of
   deposit of $100 or more      93,233     46,322    86,252    51,973     1,490
 All other time deposits       167,473    153,954   180,291   191,451       144
 Nondeposit interest-
  bearing liabilities           38,996      2,785     5,000       487         -
    Total interest-
      bearing liabilities   $1,008,999  $ 203,061 $ 271,543  $243,911  $  1,634

    Gap by period           $ (291,916) $ (75,019)$ (40,833) $649,854  $114,761

    Cumulative gap          $ (291,916) $(366,935)$(407,768) $242,086  $356,847

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

Item 8.  Financial Statements and Supplemental Data

                                  INDEX




                                                         Page

Consolidated Financial Statements:
Consolidated Balance Sheets                               30
Consolidated Statements of Income                         31
Consolidated Statements of Shareholders' Equity           32
Consolidated Statements of Cash Flows                     33
Notes to Consolidated Financial Statements                34
Independent Auditors' Report                              56
Management's Report                                       57

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

                                                  December 31,
                                               1997         1996
Assets
 Cash and due from banks                  $  104,339   $  110,686
 Short-term investments                        3,545       45,815
 Investment securities:
   Available-for-sale, at market value       628,322      442,749
   Held-to-maturity, at amortized cost
   (market value of $27,721 and $36,531
   for 1997 and 1996, respectively)           26,824       35,435
      Total investment securities            655,146      478,184

 Loans                                     1,429,363    1,300,572
   Unearned discount                          (2,059)      (3,166)
     Loans, net of unearned discount       1,427,304    1,297,406
   Reserve for possible loan losses          (19,939)     (19,103)
     Loans, net                            1,407,365    1,278,303
 Premises and equipment                       49,049       43,463
 Accrued income receivable                    20,205       18,945
 Other assets                                 42,169       29,808
     Total assets                         $2,281,818   $2,005,204

Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                    $  300,166   $  307,208
   Interest-bearing                        1,681,880    1,431,055
     Total deposits                        1,982,046    1,738,263
 Short-term borrowings                        47,266       39,585
 Other liabilities                            19,933       19,720
     Total liabilities                     2,049,245    1,797,568

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock-no par value
     authorized and unissued: 1,000,000
     shares                                        -            -
   Common stock-par value $1; 20,000,000
     authorized shares, issued 15,794,097
     shares in 1997 and 15,528,605 in 1996    15,794       15,529
   Capital surplus                            41,980       36,937
   Retained earnings                         174,919      156,509
   Unrealized gains (losses) on investment
     securities, net                             968          527
   Less treasury stock at cost -
     46,278 shares in 1997 and 90,072
     shares in 1996                           (1,088)      (1,866)
     Total shareholders' equity              232,573      207,636
     Total liabilities and
       shareholders' equity               $2,281,818   $2,005,204



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)


                                               Years Ended December 31,
                                            1997        1996        1995
Interest income
 Loans                                $   120,368  $  111,185  $  107,563
 Investment securities:
  Taxable                                  33,695      25,003      21,876
  Exempt from Federal income taxes          1,465       1,983       2,594
 Short-term investments                     1,845       2,440       2,368
    Total interest income                 157,373     140,611     134,401
Interest expense
 Deposits                                  68,779      58,861      54,754
 Short-term borrowings                      2,693       2,141       2,316
 Long-term borrowings                           -           3         416
    Total interest expense                 71,472      61,005      57,486

    Net interest income                    85,901      79,606      76,915
Provision for possible loan losses          2,958       2,868       2,313
    Net interest income after
    provision for possible loan losses     82,943      76,738      74,602

Noninterest income                         24,618      21,798      20,168

Noninterest expense                        61,121      55,137      54,921

     Net income before income taxes        46,440      43,399      39,849

Income tax expense                         16,796      15,526      14,107

     Net income                       $    29,644  $   27,873  $   25,742

Per common share
 Average common shares outstanding
   Basic                               15,599,571  15,478,554  15,502,544
   Diluted                             15,896,486  15,701,775  15,716,897

 Earnings per common share
   Basic                              $      1.90  $     1.80  $     1.66
   Diluted                                   1.86        1.78        1.64


See accompanying notes to consolidated financial statements.



Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousand except per share data)
                                            Years Ended December 31, 1997, 1996, and 1995
                                                                   Unrealized
                                                                 Gains (Losses)
                                                                  on Investment
                                  Common    Capital    Retained    Securities,    Treasury
                                  Stock     Surplus    Earnings       Net          Stock       Total
Balance  December 31, 1994       $15,494    $37,774    $121,567    $(11,399)    $    (125)   $163,311
Net income                             -          -      25,742                                25,742
Cash dividends declared by the
 Company ($.59 per share)              -          -      (8,768)          -             -      (8,768)
Fractional share adjustment from
 stock split                           -        (15)          -           -             -         (15)
Issuance of 19,355 shares for
 stock options exercised              19        117           -           -             -         136
Issuance of 8,642 shares for
 dividend reinvestment                 9        156           -           -             -         165
Acquisition of 67,281 shares for
 treasury                              -          -           -           -        (1,307)     (1,307)
Stock options exercised for
 37,191 shares from treasury           -       (380)          -           -           703         323
Issuance of 18,560 shares from
  treasury for dividend
  reinvestment                         -          -           -           -           338         338
Unrealized gain on investment
 securities, net                       -          -           -      11,056             -      11,056

Balance December 31, 1995         15,522     37,652     138,541        (343)         (391)    190,981
Net income                             -          -      27,873                                27,873
Cash dividends declared by the
 Company ($.64 per share)              -          -      (9,905)                               (9,905)
Issuance of 6,566 shares for
 stock options exercised               7        100           -           -             -         107
Acquisition of 176,903 shares for
 treasury                              -          -           -           -        (3,660)     (3,660)
Stock options exercised for
 79,179 shares from treasury           -       (810)          -           -         1,641         831
Issuance of 26,480 shares from
  treasury for dividend
  reinvestment                         -         (5)          -           -           544         539
Unrealized gain on investment
 securities, net                       -          -           -         870             -         870

Balance December 31, 1996         15,529     36,937     156,509         527        (1,866)    207,636

Net income                             -          -      29,644           -             -      29,644
Cash dividends declared by the
 Company ($.72 per share)              -          -     (11,234)          -             -     (11,234)
Acquisition of BankCentral
 Corporation                         265      6,364           -           -             -       6,629
Fractional share adjustment from
 stock split                           -        (19)          -           -             -         (19)
Acquisition of 102,039 shares for
 treasury                              -          -           -           -        (2,469)     (2,469)
Stock options exercised for
 122,738 shares from treasury          -     (1,406)          -           -         2,728       1,322
Issuance of 23,094 shares from
  treasury for dividend
  reinvestment                         -        104           -           -           519         623
Unrealized gain on investment
 securities, net                       -          -           -         441             -         441

Balance at December 1997         $15,794    $41,980    $174,919    $    968       $(1,088)   $232,573



See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
                                                     Years Ended December 31,
                                                     1997      1996      1995
Operating Activities
   Net income                                  $    29,644 $  27,873 $  25,742
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  7,049     8,387    11,286
      Provision for possible loan losses             2,958     2,868     2,313
      Provision for deferred income taxes               84      (311)      672
      Writedowns in value and (net gains)
        incurred on other real estate owned             15       (75)        -
      (Increase) decrease in accrued income
        receivable                                    (403)      174    (1,330)
      Gain on sale of loans                         (1,577)   (1,252)     (688)
      Other, net                                      (866)   (1,391)     (622)
      Originations of loans for sale              (153,843) (133,643) (103,992)
      Proceeds from sale of loans                  147,959   130,433    99,507
        Net cash provided by operating
         activities                                 31,020    33,063    32,888

Investing Activities
   Purchases of investment securities:
    Available-for-sale                          (1,118,264) (744,597) (271,408)
    Held-to-maturity                                  (713)   (8,805)   (1,442)
   Proceeds from sales of investment
    securities:
    Available-for-sale                              75,898   180,914   111,673
   Proceeds from maturities of and principal
    payments on investment securities:
     Available-for-sale                            888,619   532,532   171,947
     Held-to-maturity                               10,167    17,914    12,464
   Purchases of premises and equipment              (7,765)   (7,034)   (2,721)
   Proceeds from sales of premises and
    equipment                                          239        34        29
   Proceeds from sales of other real estate
    owned                                            1,341     1,141     1,609
   Cash and cash equivalents acquired,
       net of cash paid                             (1,991)        -         -
   Net loans originated                            (65,463)  (58,478)  (57,091)
        Net cash provided by (used in)
          investing activities                    (217,932)  (86,379)  (34,940)

Financing Activities
   Net increase (decrease) in noninterest-
    bearing deposit accounts                       (21,922)   46,298    (1,057)
   Net increase (decrease) in savings, NOW
    and money market deposit accounts               45,670    27,947   (29,666)
   Net increase in time deposits                   123,989    45,749   114,002
   Net increase (decrease) in short-term
    borrowings                                       6,612     4,197   (57,376)
   Principal payments under capital lease
    obligations                                         (1)     (105)     (180)
   Payments to retire long-term debt                (4,600)        -   (10,350)
   Cash dividends paid                             (10,910)   (9,710)   (8,457)
   Proceeds from exercise of common stock
    options                                          1,322       938       459
   Proceeds from dividend reinvestment plan            623       539       503
   Acquisition of shares for treasury               (2,488)   (3,660)   (1,322)
        Net cash provided by (used in)
          financing activities                     138,295   112,193     6,556
Increase (decrease) in cash and cash
 equivalents                                       (48,617)   58,877     4,504
Cash and cash equivalents at beginning of year     156,501    97,624    93,120
Cash and cash equivalents at end of year       $   107,884  $156,501  $ 97,624

Supplemental Information:
 Income taxes paid                             $    16,225  $ 14,886  $ 12,752
 Interest paid                                 $    69,555  $ 60,786  $ 54,824

See accompanying notes to consolidated financial statements.

Firstbank of Illinois Co. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997, 1996 and 1995
Note 1 - Summary of Significant Accounting Policies
Firstbank of Illinois Co. (the "Company") provides a full range of banking services to individual, corporate and institutional customers through its eight operating subsidiary banks with forty-two locations throughout central, southwestern and southern Illinois and five banking offices in Missouri. The Company also provides specialized investment and fiduciary services to customers through two non-bank subsidiaries. The Company and its subsidiaries are subject to competition from other financial and nonfinancial institutions providing financial products in these markets. Additionally, the Company and its banking subsidiaries are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Servicing rights are recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. Subsequently, an assessment of capitalized mortgage servicing rights for impairment is made based on the current fair value of those rights. The Company recorded a mortgage servicing asset of $1,082,000 during 1997 and $931,000 during 1996. The value of mortgage servicing rights is determined based on the present value of estimated future cash flows, using assumptions as to current market discount rate, prepayment speeds and servicing costs per loan. Mortgage servicing assets are amortized in proportion to, and over the period of estimated net servicing income as a reduction of mortgage banking revenues.

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

Common Shares Outstanding - On July 18, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50 percent stock dividend. One share for each two shares held by shareholders of record August 15, 1997 was distributed on September 1, 1997. This resulted in the issuance of 5,264,419 additional shares of common stock. The par value of the new shares issued was transferred from capital surplus to the common stock account. In addition, all references to number of shares, per share amounts, and common stock outstanding for all periods presented prior to that time have been restated to reflect the stock split.

Earnings Per Common Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Basic and diluted earnings per share computations are presented in Note 19 of the consolidated financial statements.

Cash, Cash Equivalents and Supplemental Information - For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, Federal funds sold, and interest-bearing deposits in banks, all of which are considered highly-liquid assets, to be cash and cash equivalents.

During 1997, 1996 and 1995, the Company made noncash transfers of  loans
to   other  real  estate  of  approximately  $1,785,000,  $520,000,  and
$1,390,000, respectively.

In conjunction with the acquisitions of Central National Bank of Mattoon ("Central National") in 1997 and Duchesne Bank ("Duchesne") in 1995 discussed further in Note 2, the Company issued non-cash consideration of 265,912 and 750,000 shares of its common stock, respectively.

Long-lived assets and certain identifiable intangiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying acmount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Transfer and Servicing of Financial Assets and Extinguishments Of Liabilities - In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125"). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 did not have a material effect on the consolidated financial statements of the Company.

Accounting  Pronouncements  -  During  1997,  the  Financial  Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). The Statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the Statement is effective for fiscal years beginning after December 15, 1997, the Company does not believe the SFAS 130 will have a material impact to the Company's financial statements.

In addition, the FASB issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Statement establishes standards for the way that public busines enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers superseding Statement of Financial Accounting Standards No. 14 - "Financial Reporting for Segments of a Business Enterprise". The Company is currently evaluating the Statement as to whether additional information would be required to be included in the Company's financial statements beginning in 1998.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2 - Acquisitions and Sales

On November 30, 1995, the Company issued 750,000 shares of its common stock in exchange for all the outstanding common stock of Confluence Bancshares Corporation and its wholly-owned subsidiary, Duchesne. Duchesne, headquartered in St. Peters, Missouri, operates two banking offices in St. Charles County. Duchesne had total assets of $82,000,000 on the date of acquisition. This acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the consolidated accounts and results of operations of Duchesne.

On January 2, 1997, the Company purchased certain assets of Z & W, a registered investment advisory firm headquartered in St. Louis, Missouri for $5.7 million. This cash acquisition was accounted for using the purchase method of accounting, therefore, the operating results of Z & W are included in the consolidated financial statements beginning January 2, 1997. The purchase price, which approximates the intangible asset recorded, will be amortized over fifteen years.

On June 10, 1997, the Company acquired BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National. Central National, with assets of approximately $110,000,000 operates four banking offices in Mattoon, Illinois. The transaction, which involved an exchange of cash and Company common stock, totaling approximately $13.0 million, was recorded using the purchase method of accounting. The Company recorded a cost in excess of net assets acquired of approximately $7,136,000, which will be amortized over fifteen years. The operating results of BankCentral are included in the consolidated financial statements beginning June 10, 1997.

Due   to   the  immaterial  effect  on  previously  reported   financial
information, pro forma disclosures have not been prepared for Z&W or BankCentral.


Note 3 - Regulatory Matters

Subsidiary bank dividends are the principal source of funds for payment of dividends by the Company to its shareholders. Both Federal and state laws impose restrictions on the ability of the subsidiary banks to pay dividends. Internally, the Company has also established a policy whereby the subsidiary banks will maintain a minimum capital to assets ratio of 7.0%. Under the most stringent of these internal and external policies, the Company has approximately $29,480,000 available for dividends from its banking subsidiaries at December 31, 1997. As of December 31, 1997, there are no regulatory restrictions, other than maintenance of minimum capital standards, as to the amount of dividends the subsidiary banks can pay.

The Company's banking subsidiaries are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1997 and 1996 was $15,550,000 and $26,288,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

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

The actual and required capital amounts and ratios as of December 31, 1997 and 1996, for the Company and its significant subsidiary banks, are listed in the following tables (dollar amounts in thousands):

At December 31, 1997:

                                                                 To Be Well
                                              For Capital     Capitalized Under
                                               Adequacy       Prompt Corrective
                                Actual         Purposes       Action Provisions
                            Amount  Ratio    Amount  Ratio      Amount  Ratio
Tier I capital
 (to risk-weighted assets)
     Company               $206,689  14.96%  $ 55,251  4.00%   $      -      -%
     Central Bank            63,599  14.02     18,147  4.00      27,220   6.00
     First National Bank     58,074  12.97     17,911  4.00      26,867   6.00

Total capital
 (to risk-weighted assets)
     Company               $223,988  16.22%  $110,502  8.00%   $      -      -%
     Central Bank            69,294  15.27     36,293  8.00      45,367  10.00
     First National Bank     62,913  14.05     35,823  8.00      44,778  10.00


Tier I capital
 (to adjusted average
  assets)
     Company               $206,689   9.35%  $ 66,440  3.00%   $      -      -%

     Central Bank            63,599   8.49     22,484  3.00      37,474   5.00
     First National Bank     58,074   8.59     20,285  3.00      33,809   5.00



At December 31, 1996:
                                                                 To Be Well
                                              For Capital     Capitalized Under
                                               Adequacy       Prompt Corrective
                                Actual         Purposes       Action Provisions
                            Amount  Ratio    Amount  Ratio      Amount  Ratio
Tier I capital
 (to risk-weighted assets)
     Company               $193,243  15.58%  $ 49,627  4.00%   $       -     -
     Central Bank            60,886  14.96     16,284  4.00       24,426  6.00
     First National Bank     54,263  13.42     16,171  4.00       24,257  6.00

Total capital
 (to risk-weighted assets)
     Company               $208,796  16.83%  $ 99,255  8.00%   $       -     -%
     Central Bank            66,008  16.21     32,569  8.00       40,711 10.00

     First National Bank     59,020  14.60     32,343  8.00       40,428 10.00


Tier I capital
 (to adjusted average
  assets)
     Company               $193,243  10.00%  $ 57,992  3.00%   $       -     -%
     Central Bank            60,886   8.81     20,723  3.00       34,538  5.00
     First National Bank     54,263   8.98     18,121  3.00       30,201  5.00


Note 4 - Investment Securities

The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as available-for-sale at December 31, 1997 are as follows (in thousands):

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized   Market
                                   Cost        Gains        Losses     Value

U.S. Government and U.S.
 agencies and corporations         $624,553   $  1,926   $    439    $626,040
State and political subdivisions        321          -          -         321
Other                                 1,959          2          -       1,961
                                   $626,833   $  1,928   $    439    $628,322

The amortized cost and market value of investments in debt securities classified as available-for-sale at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized      Market
                                              Cost         Value

   Due in one year or less                   $300,125    $299,817
   Due after one year through five years      262,533     264,289
   Due after five years through ten years       2,267       2,266
   Due after ten years                            263         265
   No stated maturity                           1,514       1,514
                                              566,702     568,151
   Mortgage-backed securities                  60,131      60,171
                                             $626,833    $628,322

The amortized cost, market value and the gross unrealized gains and losses on debt securities classified as held-to-maturity at December 31, 1997 are as follows (in thousands):

                                             Gross        Gross
                               Amortized   Unrealized   Unrealized   Market
                                 Cost        Gains        Losses     Value
State and political
 subdivisions                    $ 25,783   $   882    $      1    $ 26,664
U.S. Government agencies              315         -           -         315
Other                                 726        16           -         742
                                 $ 26,824   $   898    $      1    $ 27,721

The amortized cost and market value of debt securities classified as held-to-maturity at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized      Market
                                              Cost         Value
   Due in one year or less                   $  5,485    $  5,501
   Due after one year through five years       11,772      12,201
   Due after five years through ten years       8,482       8,887
   Due after ten years                          1,085       1,132
                                             $ 26,824    $ 27,721

The amortized cost, market value and the gross unrealized gains and losses at December 31, 1996 of investments in debt securities available-for-sale are as follows (in thousands):

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

The amortized cost, market value and the gross unrealized gains and losses at December 31, 1996 of investments in debt securities held-to-maturity are as follows (in thousands):

                                   Gross    Gross
                               Amortized   Unrealized   Unrealized   Market
                                 Cost        Gains        Losses     Value
State and political
 subdivisions                    $ 34,185   $  1,071   $      5    $ 35,251
U.S. Government agencies              200          -          -         200
Other                               1,050         30          -       1,080
                                 $ 35,435   $  1,101   $      5    $ 36,531

Proceeds from sales of investments in debt securities were $171,841,000, $180,914,000 and $111,673,000 in 1997, 1996 and 1995, respectively.
Gross gains of $680,000, $872,000 and $412,000, and gross losses of $44,000, $532,000, and $384,000 were realized on these sales in 1997,
1996 and 1995, respectively. Proceeds from sales of investments in debt securities in 1997 represent sales from the available-for-sale portfolio.

The carrying value of securities pledged to secure deposits and collateralize borrowings and securities sold under agreements to repurchase amounted to approximately $329,306,000 and $240,862,000 at December 31, 1997 and 1996, respectively.


Note 5 - Loans

Loan categories at December 31, 1997 and 1996 are as follows (in thousands):

                                     1997         1996
   Commercial, financial,
     and agricultural            $  325,785   $  291,706
   Real estate construction         106,831       67,618
   Real estate mortgage             761,367      706,026
   Installment                      235,380      235,222
     Total loans                 $1,429,363   $1,300,572

The Company serviced loans for others of $403,678,000, $355,220,000 and $299,041,000 as of December 31, 1997, 1996 and 1995, respectively.

The Company grants commercial, agricultural, industrial, residential and consumer loans to customers throughout the respective service areas of each of the subsidiary banks, which consists of central and southern Illinois and the St. Louis metropolitan area. The Company does not have any particular concentration of credit in any one economic sector other than agribusiness, in which approximately 7.3% of the portfolio is maintained. Such loans are generally secured by farm assets, including crops, real estate and equipment. Additionally, a substantial portion of the portfolio is concentrated in and secured by real estate located in the various service areas of the Company's subsidiary banks. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economies and their effects on the real estate markets.

Transactions in the reserve for possible loan losses for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                      1997      1996      1995

   Balance, January 1               $19,103   $18,047   $18,360
     Reserves acquired                  982         -         -
     Provision charged to expense     2,958     2,868     2,313
     Loans charged off               (4,146)   (3,379)   (4,107)
     Recoveries of loans previously
      charged off                     1,042     1,567     1,481
   Balance, December 31             $19,939   $19,103   $18,047

The aggregate amount of loans to executive officers and directors of the Company and its principal subsidiaries, and loans to associates of executive officers and directors, was approximately $17,412,000 and $9,633,000 at December 31, 1997 and 1996, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 1997 is as follows (in thousands):

   Balance, December 31, 1996       $ 9,633
   New loans made                    18,499
   Payments received                (10,720)
   Balance, December 31, 1997       $17,412

A summary of impaired loans, which include nonaccrual loans, at December 31, 1997 and 1996, follows (in thousands):

                                                         1997     1996
     Nonaccrual loans                                  $10,044   $8,920
     Impaired loans continuing to accrue interest            -        -
     Total impaired loans                              $10,044   $8,920

     Allowance for losses on impaired loans            $ 2,873   $1,703
     Impaired loans with no related
        allowance for loan losses                      $   757   $3,705
     Average balance of impaired
        loans during the year                          $10,350   $9,038

Information regarding loans on which interest is not being accrued (under the accounting policies described in Note 1) and loans on which the yield has been reduced due to a borrower's declining financial condition at December 31, 1997 and 1996 (in thousands), is as follows:

                                1997                 1996                 1995

                           Nonaccrual  Reduced  Nonaccrual  Reduced  Nonaccrual  Reduced
                             Loans   Rate Loans   Loans   Rate Loans   Loans   Rate Loans
Recorded loan balance        $10,044  $     56    $ 8,920 $    153     $ 8,261 $    346
Interest income which would
 have been recorded under
 the original terms              914         7        884       18         883       41
Interest income recorded         269        17        296       16         248       15

Note 6 - Premises and Equipment

A summary of premises and equipment by asset classification at December 31, 1997 and 1996 is as follows (in thousands):

                                           Estimated
                                          Useful Lives
                                            in Years      1997      1996
     Land                                      -      $  9,738   $ 8,548
     Buildings                                3-50      58,055    51,271
     Furniture, fixtures and equipment        2-20      43,395    38,402
                                                       111,188    98,221
     Less accumulated depreciation and
      amortization                                      62,139    54,758
                                                      $ 49,049   $43,463

Depreciation and amortization of premises and equipment charged to occupancy or equipment expense amounted to approximately $5,079,000, $4,994,000, and $4,791,000, for 1997, 1996 and 1995, respectively.

Rent expense, net of $656,000 in rental income, was $114,000 in 1997. The 1996 rent income was approximately $88,000, net of $570,000 of rental expense. Rental expense for 1995 was $3,000 net of $583,000 in rental income.

The Company leases land on which certain banking facilities are located under various operating lease agreements. Substantially all leases provide for the payment of real estate taxes, insurance, and maintenance costs by the Company and contain renewal options for varying terms expiring from 1997 through 2047. The Company also leases certain equipment under agreements which are cancellable with 30 to 90 days notice to the lessor. The aggregate amount of minimum rental commitments under all noncancellable operating leases net of noncancellable subleases, as of December 31, 1997 is approximately $4,268,000.

Minimum rental commitments under these leases for each of the next five years are as follows (in thousands):

                 1998               $648
                 1999                529
                 2000                428
                 2001                379
                 2002                168


Note 7 - Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 1997 and 1996 (in thousands):

                                       1997        1996
   NOW, super NOW, and money
     market demand accounts       $  527,866  $  453,986
   Savings accounts                  181,431     181,228
   Time deposits of $100 or more     279,270     192,927
   All other time deposits           693,313     602,914
                                  $1,681,880  $1,431,055

Interest on deposits consists of the following for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                       1997        1996       1995
   NOW, super NOW, and money
     market demand accounts          $15,224     $12,754    $11,119
   Savings accounts                    4,089       4,128      4,880
   Time deposits of $100 or more      12,140       7,196      6,101
   All other time deposits            37,326      34,783     32,654
                                     $68,779     $58,861    $54,754

Scheduled maturities of time deposits as of December 31, 1997, are as follows (in thousands):

                 1998           $612,002
                 1999            219,423
                 2000             66,926
                 2001             40,474
                 2002             29,503
                 Thereafter        4,255
                                $972,583

Note 8 - Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 1997 and 1996 (in thousands):

                                                      1997       1996
   Federal funds purchased and securities sold
     under agreements to repurchase                 $46,589    $39,117
   Other short-term borrowings                          677        468
                                                    $47,266    $39,585

The weighted average interest rate paid on Federal funds purchased and securities sold under agreements to repurchase is computed on a daily average basis. The weighted average interest rates paid on such borrowings for 1997, 1996 and 1995 were 5.0%, 4.9%, and 5.5%, respectively.

Other short-term borrowings consist primarily of amounts borrowed from the Federal Reserve Bank and under the note option plan relating to the subsidiary banks' treasury, tax and loan accounts with the Federal Reserve Bank. The weighted average interest rates paid on such
borrowings  for  1997,  1996  and  1995  were  6.4%,  4.7%,  and   4.9%,
respectively.


Note 9 - Long-Term Borrowings

The Company obtained a $30,000,000 unsecured term credit facility (credit facility), maturing in 1997, to finance certain acquisitions in July 1991. The credit facility, which had an original term of five years, required semiannual principal payments with a final installment due June 30, 1996. The Company retired its credit facility with payment of the remaining principal balance of $10,350,000 on June 26, 1995. Interest, paid quarterly, floated at LIBOR plus 1.25%. The weighted average interest rate paid on this facility, including the cost of the interest rate swap described in Note 13, was 7.8% in 1995.

Other long-term borrowings consist of capital lease obligations payable, most of which matured during 1996. The weighted average interest rate paid on these obligations payable during 1996 and 1995 was 10.5%.


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

In December 1993, an incentive stock option plan was adopted by the Company's Board of Directors under substantially the same terms as the 1982 plan. The plan provides for the issuance of options to purchase up to a maximum of 562,500 shares of common stock. Through December 31, 1996, the Board of Directors granted options to purchase 449,625 shares leaving 112,875 shares available for future grants at December 31, 1996. On January 2, 1997, the Board of Directors granted options to purchase the remaining 112,875 shares leaving no shares available for future grants.

In  April  1997,  an  incentive stock option plan  was  adopted  by  the
Company's Board of Directors under substantially the same terms as the 1982 and 1993 plans. The plan provides for the issuance of options to purchase up to a maximum of 600,000 shares of common stock. On January 2, 1998, the Board of Directors granted options to purchase 123,750 shares leaving 476,250 shares available for future grants.

Following is a summary of the various incentive stock option plan transactions:

                                        Number of       Price
                                         Shares       Per Share     Total
Outstanding at December 31, 1994         529,308   $ 5.14-16.78  $ 6,059,689
 Granted                                 173,250       17.11       2,964,500
 Exercised                               (54,296)    5.14-16.00     (444,137)
 Forfeited                               (39,555)    5.14-17.11     (622,200)
Outstanding at December 31, 1995         608,707     6.33-17.11    7,957,852
 Granted                                 120,000       20.50       2,460,000
 Exercised                               (56,494)    6.33-16.00     (585,387)
 Forfeited                               (19,275)    7.78-20.50     (241,566)
Outstanding at December 31, 1996         652,938     6.33-20.50    9,590,899
 Granted                                 112,875       22.92       2,586,723
 Exercised                              (111,487)    6.33-17.11   (1,325,575)
 Forfeited                               (17,626)   17.11-22.92     (377,988)
Outstanding at December 31, 1997         636,700     6.33-22.92  $10,474,059
Average exercise price on outstanding
 options                                           $   16.45
Exercisable at December 31, 1997         529,975

In 1988, a directors stock option plan, under which options to purchase up to a maximum of 135,000 shares of common stock could be granted, was approved by the Company's shareholders. Under the terms of this plan, each director who was not an employee of the Company or any of its subsidiaries was granted options to purchase shares of common stock at a price equal to the stock's fair market value at the grant date. In 1992, the plan expired leaving no shares available for future grants.

In December 1993, a directors stock option plan was adopted by the Company's Board of Directors under which options to purchase up to a maximum of 67,500 shares of common stock could be granted under the same terms as the 1988 plan. Through December 31, 1996, options to purchase 49,500 shares were granted. The directors stock option plan has expired leaving no shares available for future grants.

In April 1997, a directors stock option plan was adopted by the Company's Board of Directors under which options to purchase up to a maximum of 150,000 shares of common stock could be granted under the same terms as the 1988 and 1993 plans. Through December 31, 1997, options to purchase 22,500 shares were granted. Options are immediately exercisable at the date of grant.

Following is a summary of the various directors stock option plan transactions:

                                        Number of       Price
                                         Shares       Per Share     Total
Outstanding at December 31, 1994         83,250    $ 6.75-16.55  $   926,260
 Granted                                 18,000        18.09         325,500
 Exercised                               (2,250)        6.75         (15,190)
Outstanding at December 31, 1995         99,000      6.75-18.09    1,236,570
 Granted                                 15,750        20.33         320,250
 Exercised                              (29,250)     6.75-17.83     (352,940)
Outstanding at December 31, 1996         85,500      6.75-20.33    1,203,880
 Granted                                 22,500        25.08         564,374
 Exercised                              (11,250)     7.78-10.11       98,749
Outstanding at December 31, 1997         96,750      6.75-25.08  $ 1,669,505
Average exercise price on outstanding
 options                                           $   17.26

At December 31, 1997, the Company had outstanding options issued in accordance with the various incentive stock option and directors stock option plans described above. The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                              1997     1996     1995

      Net Income           As reported      $29,644  $27,873  $25,742
                           Pro forma         29,239   27,446   25,514
      Earnings per share
      Basic                As reported      $  1.90  $  1.80  $  1.66
                           Pro forma           1.87     1.77     1.65
      Diluted              As reported      $  1.86  $  1.78  $  1.64
                           Pro forma           1.84     1.75     1.62

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.61, $5.11 and $4.05 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected volatility of 20%, expected dividend yield 3.1%, risk-free interest rate of 6.45%, and an expected life of 7 years; 1996 - expected volatitlity of 20%, expected dividend yield 3.1%, risk-free interest rate of 6.60%, and an expected life of 7 years; and 1995 - expected volatility of 20%, expected dividend yield 3.4%, risk-free interest rate of 6.60% and an expected life of 7 years.

Pro forma net income reflects only options granted since 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 2 years and compensation cost for options granted prior to January 1, 1995 is not considered.

In 1989, a dividend reinvestment plan was established and a maximum of 1,125,000 shares of common stock was authorized. This plan, which allows any shareholder to participate, permits reinvestment of all or a portion of current dividends in additional shares. Participants can also make additional cash payments of $25 to $3,000 per quarter to obtain additional shares. At December 31, 1997 and 1996, 908,766 and 931,860 shares, respectively, were available for future issuance under the plan.


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

The following table sets forth the funded status of the Company's defined benefit plan as of December 31, 1997 and 1996 and amounts recognized in the Company's consolidated financial statements as of and for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                         1997       1996
Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested
    benefits of $14,312 in 1997 and $12,676 in 1996    $ 14,762   $ 13,023

Projected benefit obligation, for service rendered
 to date                                                (19,051)   (16,675)
Plan assets at fair value                                20,706     16,974
   Plan assets in excess of projected
     benefit obligation                                   1,655        299
   Unrecognized portion of net transition asset            (333)      (353)
   Unrecognized prior service cost                          459        506
   Unrecognized gain                                     (2,400)    (1,158)
Accrued pension expense included in other
 liabilities in the consolidated balance sheets        $   (619)  $   (706)

                                                    1997     1996     1995
Net pension cost included the
 following components:
   Service cost-benefits earned during
      year                                       $   913  $   967  $   662
   Interest cost on projected benefit
      obligation                                   1,307    1,220      995
   Actual return on plan assets                   (3,698)  (1,553)  (2,505)
   Net amortization and deferral                   2,309      272    1,378
                                                 $   831  $   906  $   530

The plan holds assets in a wide variety of diversified securities including U.S. Treasury and government agency obligations, municipal bonds, corporate bonds, common stocks, money market deposit accounts, certificates of deposit and cash. The plan holds a nominal amount of common stock of the Company.

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation was 7.5% for 1997, 8.0% for 1996 and 7.75% for 1995. The rate of increase in future compensation levels was 4.50% for 1997, 1996 and 1995. The expected long-term rate of return on assets was 8.50% for 1997, 1996 and 1995.

The Company and its subsidiaries have an employee savings plan covering substantially all employees. Employee benefit expense related to this plan was $800,000, $868,000 and $959,000 in 1997, 1996 and 1995,
respectively. The employee savings plan's investments include in total approximately 1,416,047 and 1,363,685 shares of the Company's common stock at December 31, 1997 and 1996, respectively.


Note 12 - Income Taxes

The components of income tax expense(benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                 1997      1996       1995
Current income taxes:
 Federal                                      $15,870   $14,902    $12,093
 State                                            842       935      1,342
Deferred income taxes                              84     (311)        672
                                              $16,796   $15,526    $14,107

A reconciliation of expected income tax expense to Federal income tax expense computed by applying the Federal statutory rate of 35% to income before income taxes for the years ended December 31, 1997, 1996 and 1995 to reported income tax expense is as follows (in thousands):

                                                 1997      1996       1995
Income tax expense at statutory rate          $16,254   $15,190    $13,947
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                            (653)     (813)    (1,025)
  Goodwill amortization                           496       403        403
  State income taxes, net of Federal income
   tax benefit                                    547       608        872
  Other, net                                      152       138        (90)
Income tax expense                            $16,796   $15,526    $14,107

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities for the years ended December 31, 1997 and 1996 are presented below (in thousands):

                                              1997          1996
Deferred tax assets:
   Loans, principally due to reserve
   for possible loan losses                $  7,286      $  7,128
 Deferred expenses                            1,323         1,059
 Deferred fees                                  404           525
 Alternative minimum tax credits                334             -
 Other                                          111            69
   Gross deferred tax assets                  9,458         8,781
   Less valuation allowance                    (492)         (553)
   Total deferred tax assets                  8,966         8,228
Deferred tax liabilities:
 Unrealized gain on securities
   available-for-sale                           521           283
 Investment securities                          628           344
 Fixed asset basis differences                4,159         3,562
   Total gross deferred tax liabilities       5,308         4,189
   Net deferred tax asset                   $ 3,658       $ 4,039

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Firstbank has established a valuation allowance in the amount of $492,000, and $553,000 for deferred tax assets at December 31, 1997 and 1996, respectively.


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

The following represents the Company's off-balance-sheet financial instruments at December
31, 1997 and 1996 (in thousands):

                                                    Contractual or
                                                    Notional Amount
                                                    1997       1996
Financial instruments whose contractual
  amounts represent credit risk:
     Commitments to extend credit                 $234,538   $174,076
     Standby letters of credit                      13,083     12,784

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the
contract.   Commitments generally have fixed expiration dates  or  other termination  clauses  and may require payment of a  fee.  Of  the  total commitments to extend credit at December 31, 1997, approximately $65,033,000 at interest rates ranging from 6.0% to 19.0% represent fixed-rate loan commitments. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension
of   credit   is  based  on  management's  credit  evaluation   of   the
counterparty.

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


Note 14 - Fair Value of Financial Instruments

The fair value estimates of the Company's financial instruments, and the methods and assumptions used in determining these values at December 31, 1997 and 1996, are set forth below (in thousands):

                                       1997                  1996
                               Carrying   Estimated   Carrying   Estimated
                                Amount    Fair Value   Amount    Fair Value
Balance sheet assets:
 Cash and due from banks     $  104,339 $  104,339  $  110,686 $  110,686
 Short-term investments           3,545      3,545      45,815     45,815
 Investment securities:
   Available-for-sale           628,322    628,322     442,749    442,749
   Held-to-maturity              26,824     27,721      35,435     36,531
 Loans, net                   1,407,365  1,408,572   1,278,303  1,282,158
 Accrued income receivable       20,205     20,205      18,945     18,945

Balance sheet liabilities:
 Deposits                    $1,982,046 $1,979,442  $1,738,263 $1,738,351
 Short-term borrowings           47,266     47,266      39,585     39,585
 Accrued interest payable         9,553      9,553       7,636      7,636

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

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, Super NOW and money market accounts, and savings accounts is equal to the amounts payable on demand as of December 31, 1997 and 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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


Note 16 - Parent Company Financial Information

Following are condensed balance sheets as of December 31, 1997 and 1996 and the related condensed schedules of income and cash flows (in thousands) for each of the years in the three-year period ended December 31, 1997 of the Company (parent company only):

Condensed Balance Sheets

                                                 December 31,
                                                1997      1996
Assets:
 Cash                                        $  5,667  $ 10,711
 Investment in subsidiaries                   191,776   177,026
 Excess of cost over fair value
   of net assets acquired                      24,457    13,373
 Other assets                                  15,196    12,904
      Total assets                           $237,096  $214,014

Liabilities:
 Dividends payable                           $  2,794  $  2,470
 Other liabilities                              1,729     3,908
      Total liabilities                         4,523     6,378
Total shareholders' equity                    232,573   207,636
      Total liabilities and
        shareholders' equity                 $237,096  $214,014






Condensed Schedules of Income

                                               Years Ended December 31,
                                               1997      1996      1995
Revenue:
 Cash dividends from subsidiaries            $ 23,750  $ 21,900  $ 20,525
 Management fees from subsidiaries              9,278     6,831     6,806
 Miscellaneous income                             216        38       180
      Total revenue                            33,244    28,769    27,511

Expenses:
 Interest on long-term borrowings                   -         -       393
 Salaries and benefits                          6,715     5,118     4,652
 Intangible asset amortization                  1,753     1,108     1,108
 Depreciation expense                           1,601     1,797     1,695
 Other expense                                  5,160     4,119     4,117
      Total expenses                           15,229    12,142    11,965

Income before income tax benefits,
 equity in undistributed net income of
 subsidiary banks and cumulative effect
 of change in accounting principle             18,015    16,627    15,546
Income tax benefits                             1,816     1,672     1,554
                                               19,831    18,299    17,100

Equity in undistributed net income of
 subsidiaries                                   9,813     9,574     8,642

Net income                                    $29,644  $ 27,873  $ 25,742

Condensed Schedules of Cash Flows
                                               Years Ended December 31,
                                               1997      1996      1995
Cash and cash equivalents at beginning
 of year                                     $ 10,711  $  4,054  $  4,960

Cash flows from operating activities:
 Net income                                    29,644    27,873    25,742
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization              3,547     2,905     2,804
     Equity in undistributed net income
      of subsidiaries                          (9,814)   (9,574)   (8,642)
     Other, net                                   122      (590)      264
        Total adjustments                      (6,145)   (7,259)   (5,574)
   Net cash provided by operating
     activities                                23,499    20,614    20,168

Cash flows from investing activities:
 Purchases of premises and equipment             (863)   (2,039)     (807)
 Payments for investments in and
     advances to subsidiaries                 (16,223)        -         -
 Capital injections in subsidiaries                (5)      (25)   (1,100)
   Net cash used in
     investing activities                     (17,091)   (2,064)   (1,907)

Cash flows from financing activities:
 Net reductions of long-term debt                   -         -   (10,350)
 Dividends paid                               (10,910)   (9,710)   (8,457)
 Proceeds from exercise of stock options        1,322       938       459
 Proceeds from dividend reinvestment plan         623       539       503
 Purchases of shares for treasury              (2,487)   (3,660)   (1,322)
   Net cash used in financing activities      (11,452)  (11,893)  (19,167)

   Net increase  (decrease) in cash and
     cash equivalents                          (5,044)    6,657      (906)
Cash and cash equivalents at end of year     $  5,667  $ 10,711  $  4,054


Note 17 - Noninterest Income and Expense

Details of noninterest income and expense for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                          1997      1996      1995
Noninterest income:
 Securities gains, net                  $   636   $   340   $    28
 Revenues from trust services             5,010     4,292     4,327
 Revenues from agricultural services      1,690     1,661     1,659
 Service charges on deposit accounts      7,441     6,651     5,836
 Mortgage lending activities              3,390     2,811     2,561
 Investment services                      2,178     2,131     1,594
 Other                                    4,273     3,912     4,163
   Total noninterest income             $24,618   $21,798   $20,168

Noninterest expense:
 Salaries and employee benefits         $35,009   $31,919   $30,882
 Net occupancy                            5,355     4,679     4,486
 Equipment                                4,727     4,580     4,729
 FDIC and other insurance                   720       635     2,373
 Postage, printing and supplies           2,793     2,639     2,614
 Professional fees                        2,349     2,123     2,118
 Intangible asset amortization            1,855     1,211     1,211
 Other                                    8,313     7,351     6,508
   Total noninterest expense            $61,121   $55,137   $54,921

Note 18 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for each of the years in the two-year period ended December 31, 1997:

                                     First     Second    Third     Fourth
                                    Quarter    Quarter  Quarter    Quarter
                                     (in thousands except per share data)

                                                    1997

Total interest income              $36,611   $38,485   $40,458   $41,819
Total interest expense              16,317    17,372    18,427    19,356
   Net interest income              20,294    21,113    22,031    22,463
Provision for possible loan losses     717       717       762       762
Income before income taxes          11,126    11,601    11,911    11,802
Net income                           7,185     7,374     7,512     7,573
Earnings per common share:
   Basic                               .47       .48       .48       .48
   Diluted                             .46       .47       .47       .47




                                                    1996

Total interest income              $34,460   $34,394   $35,494   $36,263
Total interest expense              15,097    14,837    15,338    15,733
   Net interest income              19,363    19,557    20,156    20,530
Provision for possible loan losses     717       717       717       717
Income before income taxes          10,624    10,868    10,915    10,992
Net income                           6,809     6,916     7,028     7,120
Earnings per common share:
   Basic                               .44       .45       .45       .46
   Diluted                             .43       .44       .45       .45

Note 19 - Earnings Per Common Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income. The table information provided is for each of the years in the three-year period ended December 31, 1997:

                                                    For the Year Ended 1997
                                                                          Per
                                                   Income      Shares    Share
                                                                         Amount

  Net Income                                    $29,644,000

  Basic Earnings Per Share
    Income available to common stockholders     $29,644,000  15,599,571  $1.90

  Effect of Dilutive Securities
     Common stock options                                 -     296,915

  Dilutive Earnings per share
    Income  available  to  common stockholders
      plus assumed conversions                  $29,644,000  15,896,486  $1.86



                                                   For the Year Ended 1996
                                                                          Per
                                                   Income      Shares    Share
                                                                         Amount

  Net Income                                    $27,873,000

  Basic Earnings Per Share
    Income available to common stockholders     $27,873,000  15,478,554  $1.80

  Effect of Dilutive Securities
     Common stock options                                 -     223,221

  Dilutive Earnings per share
    Income available to common stockholders
       plus assumed conversions                 $27,873,000  15,701,775  $1.78




                                                   For the Year Ended 1995
                                                                          Per
                                                   Income      Shares    Share
                                                                         Amount

  Net Income                                    $25,742,000

  Basic Earnings Per Share
    Income available to common stockholders     $25,742,000  15,502,544  $1.66

  Effect of Dilutive Securities
    Common stock options                                  -     214,353

  Dilutive Earnings Per Share
    Income available to common stockholders
      plus assumed conversions                  $25,742,000  15,716,897  $1.64

Options to purchae 123,750 shares of common stock at $38.25 per share were granted on January 2, 1998 exercisable January 2, 2000, were not included in the computations of diluted earnings per share above.

Note 20 - Subsequent Event

On February 2, 1998, the Company announced plans to merge with Mercantile Bancorporation Inc., a $30 billion bank holding company headquartered in St. Louis, Missouri. Under the terms of the merger agreement, Company shareholders will receive .8308 shares of Mercantile Bancorporation Inc. common stock for each share of Firstbank common stock. The merger, structured as a tax-free exchange, is contingent upon the approval of various regulatory agencies and Firstbank shareholders. This transaction is expected to close during the third quarter of 1998.

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
of Firstbank of Illinois Co.:


We have audited the accompanying consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank of Illinois Co. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


St. Louis, Missouri
January 20, 1998, except as to Note 20
 which is as of February 2, 1998.

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



                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) (1) List of Financial Statements Filed

          The consolidated financial statements were included in Part II,
          Item 8.  See Index on page 29 of this report.

          (a) (2) List of Financial Statement Schedules Filed

          All schedules are omitted as such information is inapplicable or is included in the consolidated financial statements.

          (a) (3) List of Exhibits filed

          See Exhibit Index on page 60 of this report.

          (b)  Reports on Form 8-K

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, State of Illinois, on March 27, 1998.


                                                  FIRSTBANK OF ILLINOIS CO.
                                                  Registrant



                                                  /s/ Mark H. Ferguson
                                                  Mark H. Ferguson
                                                  Chairman,  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1998.


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


/s/ William R. Enlow                    /s/ William R. Schnirring
William R. Enlow                        William R. Schnirring
Director                                Director

/s/ William T. Grant, Jr.               /s/ Robert L. Sweney
William T. Grant, Jr.                   Robert L. Sweney
Director                                Director

/s/ William B. Hopper                   /s/ P. Richard Ware
William B. Hopper                       P. Richard Ware
Director                                Director

/s/ Robert W. Jackson                   /s/ Richard E. Zemenick
Robert W. Jackson                       Richard E. Zemenick
Director                                Director

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

(10) (c) Firstbank of Illinois Co. Executive
         Incentive Stock Option Plan.
         Incorporated herein by reference to
         Proxy Statement for 1996 Annual
         Meeting of Shareholders,
         Commission File No. 0-8426.                 N/A

(10) (d) Firstbank of Illinois Co. Directors'
         Stock Option Plan.  Incorporated
         herein by reference to Proxy
         Statement for 1996 Annual Meeting of
         Shareholders, Commission File No. 0-8426.   N/A

(11)     Computation of Earnings Per Common Share.    61

(22)     List of Subsidiaries.                        62

(24)     Consents.                                    63





N/A - Exhibit incorporated by reference and is not included herein.

                                                              Exhibit 11


                Computation of Earnings Per Common Share



See the computation of earnings per common share at Note 19 of the accompanying notes to consolidated financial statements.

                                                              Exhibit 22

                          List of Subsidiaries

Name of Subsidiary                           State of Incorporation


BankCentral, Inc.                            Illinois
Springfield, Illinois


Central Banc System, Inc.
Fairview Heights, Illinois                   Illinois


Central Bank
Fairview Heights, Illinois                   Illinois


Central National Bank of Mattoon
Mattoon, Illinois                            Illinois


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


Zemenick & Walker, Inc.
St. Louis, Missouri                          Illinois

                                                              Exhibit 24





                      Independent Auditors' Consent


The Board of Directors and Shareholders
Firstbank of Illinois Co.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-80560 and 33-80562) on Form S-8 and the Registration Statement (No. 33-32303) on Form S-3 of Firstbank of Illinois Co. of our report dated January 20, 1998, except as to Note 20, which is as of February 2, 1998, relating to the consolidated balance sheets of Firstbank of Illinois Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Firstbank of Illinois Co.


                                   KPMG PEAT MARWICK LLP



St. Louis, Missouri
March 27, 1998