Form 10-Q
period 1998-03-31
FIRSTBANK OF ILLINOIS CO
filed 1998-05-14
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1997          Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 15,715,477 shares outstanding on September 30, 1997.

Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                     September 30, December 31,
                                                          1997         1996

ASSETS
Cash and due from banks                                $   96,853   $  110,686
Short-term investments                                      8,216       45,815
Investment securities:
  Available-for-sale, at market value                     537,614      442,749
  Held-to-maturity, at amortized cost (market values of
      $30,127 for 1997 and $36,531 for 1996)               29,242       35,435
       Total investment securities                        566,856      478,184

Loans                                                   1,409,472    1,300,572
Unearned discount                                          (2,355)      (3,166)
    Loans, net of unearned discount                     1,407,117    1,297,406
Reserve for possible loan losses                          (20,359)     (19,103)
    Loans, net                                          1,386,758    1,278,303

Premises and equipment, net                                47,973       43,463
Accrued income receivable                                  20,634       18,945
Other assets                                               42,757       29,808
       Total assets                                    $2,170,047   $2,005,204

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                  $  276,529   $  307,208
  Interest-bearing                                      1,611,860    1,431,055
       Total deposits                                   1,888,389    1,738,263

Short-term borrowings                                      35,717       39,585
Other liabilities                                          18,159       19,717
Long-term borrowings                                            2            3
       Total liabilities                                1,942,267    1,797,568

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares                 -            -
Common stock, par value $1 per share:
 Authorized -- 20,000,000 shares
 Issued including shares in treasury -- 15,794,097 shares
   in 1997 and 15,528,605 shares in 1996                   15,794       15,529
Capital surplus                                            42,264       36,937
Retained earnings                                         170,144      156,509
Unrealized gains on investment
   securities, net                                          1,428          527
Less treasury stock at cost:
  78,620 shares in 1997 and 90,072 shares in 1996          (1,850)      (1,866)
      Total shareholders' equity                          227,780      207,636
      Total liabilities and shareholders' equity       $2,170,047   $2,005,204


See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                           Nine months Ended Three Months Ended
                                              September 30,     September 30,
                                             1997      1996      1997     1996

INTEREST INCOME
Loans                                      $88,488   $82,522   $31,309  $27,993
Investment securities:
  Taxable                                   24,295    18,412     8,227    6,111
  Exempt from Federal income tax             1,119     1,514       350      477
Short-term investments                       1,652     1,900       572      913
     Total interest income                 115,554   104,348    40,458   35,494

INTEREST EXPENSE
Deposits                                    49,914    43,684    17,832   14,737
Short-term borrowings                        2,202     1,582       595      598
Long-term borrowings                           -           6       -          3
     Total interest expense                 52,116    45,272    18,427   15,338

     Net interest income                    63,438    59,076    22,031   20,156
Provision for possible loan losses           2,196     2,151       762      717

     Net interest income after
     provision for possible loan losses     61,242    56,925    21,269   19,439

NONINTEREST INCOME
Securities gains, net                          323       168       136      159
Service charges on deposit accounts          5,343     4,945     1,997    1,727
Trust services                               3,656     3,214     1,319    1,017
Agricultural services                        1,297     1,170       392      350
Investment services                          1,606     1,732       540      463
Mortgage lending activities                  2,319     2,098       864      684
Other                                        3,292     3,110     1,208      954
     Total noninterest income               17,836    16,437     6,456    5,354

NONINTEREST EXPENSE
Salaries and employee benefits              25,371    23,572     9,082    8,154
Net occupancy                                3,978     3,536     1,396    1,216
Equipment                                    3,489     3,461     1,178    1,166
FDIC and other insurance                       528       419       180      126
Postage, printing and supplies               2,035     1,977       743      623
Professional                                 1,709     1,597       603      517
Other                                        7,330     6,393     2,632    2,076
     Total noninterest expense              44,440    40,955    15,814   13,878

Net income before income taxes              34,638    32,407    11,911   10,915

Income tax expense                          12,567    11,654     4,399    3,887

Net income                                 $22,071   $20,753   $ 7,512  $ 7,028

Earnings per common share                  $  1.39   $  1.32   $  0.47  $  0.45



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997       1996


OPERATING ACTIVITIES
 Net income                                                 $ 22,071  $ 20,753
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                               5,192     6,583
   Provision for possible loan losses                          2,196     2,151
   Net gains incurred on other real estate owned                   -       (66)
   Increase (decrease) in accrued income receivable             (832)      388
   Gain on sale of loans                                      (1,267)     (980)
   Other, net                                                 (3,365)   (2,893)
   Originations of loans for sale                           (101,928) (106,933)
   Proceeds from sale of loans                                93,289   105,742
      Net cash provided by operating activities               15,356    24,745

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                       (625,480) (542,124)
   Held-to-maturity                                             (704)   (3,343)
 Proceeds from sales of investment securities
   Available-for-sale                                         76,202   125,374
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                        487,449   404,214
   Held-to-maturity                                            7,727     9,962
 Purchases of premises and equipment                          (5,307)   (4,362)
 Proceeds from sales of premises and equipment                   304        11
 Proceeds from sales of other real estate owned                1,164       951
 Net loans originated                                        (41,233)  (39,136)
 Cash and cash equivalents acquired, net of cash
   paid in acquisitions                                       (2,354)      -
 Net cash used in investing activities                      (102,232)  (48,453)

FINANCING ACTIVITIES
 Net increase (decrease) in noninterest-bearing
   deposit accounts                                          (45,559)   11,612
 Net increase in savings, NOW and money market deposits       37,649     4,813
 Net increase in certificates of deposit                      61,990    27,788
 Net increase (decrease) in short-term borrowings             (4,937)    5,721
 Principal payments under capital lease obligations               (1)     (100)
 Payments to retire long-term debt                            (4,600)       -
 Cash dividends paid                                          (8,077)   (7,234)
 Proceeds from exercise of common stock options                1,023       802
 Proceeds from dividend reinvestment plan                        444       462
 Purchase of shares for treasury                              (2,488)   (3,319)
      Net cash provided by financing activities               35,444   _40,545

Increase (decrease) in cash and cash equivalents             (51,432)   16,837
Cash and cash equivalents at beginning of year               156,501    97,624
Cash and cash equivalents at end of period                  $105,069  $114,461

Supplemental information:
  Income taxes paid                                         $ 12,055  $ 10,839
  Interest paid                                               51,022    45,324
  Noncash transfers of loans to other real estate              1,369       484



See accompanying notes to interim consolidated condensed financial statements.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statements.. Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  September 30, 1997

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

  4. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $93,289,000 and $105,742,000 sold during the first nine months of 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, the Company serviced loans aggregating $383,262,000 and $355,220,000, respectively, which were owned by others.

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

  Part I.        Financial Information ... Continued

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

  General

        Firstbank provides banking, trust, investment advisory and other financial services through its operating subsidiaries in Illinois and Missouri. The following discussion and related financial information is presented to aid in the understanding of Firstbank's current financial position and recent results of operations. This analysis provides a more comprehensive review than the interim consolidated condensed financial statements and tables alone, but should be read in conjunction with those statements and tables, which are presented elsewhere in this report.

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


  Consolidated Balance Sheet Analysis

        Total assets at September 30, 1997 were $2,170,047, up $164,843 from $2,005,204 at December 31, 1996. The Company, which added BankCentral's approximately $110 million in assets during the second quarter, has also experienced good internal balance sheet growth. During the first nine months of 1997, exclusive of balances acquired from BankCentral, investment securities increased $56,274 with funding from a $53,723 increase in deposits. In addition to investing new funds, investment security maturities of $495,176 were also reinvested during the first nine months of 1997.

        Average earning assets, as a percentage of average total assets, increased slightly in the first three quarters of 1997 to 92.23% from 92.19% at December 31, 1996. The current loan-to-deposit ratio of 74.51% decreased from the year-end level of 74.64% as deposits increased at a slightly faster rate than the loan portfolio in the first nine months of 1997.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of September 30, 1997 and December 31, 1996:

                                       September 30,  % of  December 31,  % of
                                           1997      total     1996      total


  Commercial, financial
    and agricultural                  $  323,950    22.98% $  291,706   22.43%

  Real estate - construction              95,006     6.74      67,618    5.20
  Real estate - mortgage                 755,556    53.61     706,026   54.29

  Installment                            234,960    16.67     235,222   18.08
          Total loans                 $1,409,472   100.00% $1,300,572  100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

        The Company's loan portfolio at September 30, 1997, includes $102,157 or 7.2% of the total loan portfolio, in loans related to agribusiness. Such loans are generally secured by farmland, crops or equipment. Lending officers of the various subsidiary banks work with their agricultural borrowers in preparing and analyzing cash flow information used in the lending decision.

        Firstbank had no concentration of loans to any other industry on these dates. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at September 30, 1997, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at September 30, 1997.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at September 30, 1997 was 1.45% of outstanding loans as compared to 1.47% at December 31, 1996. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 171% of the Company's nonperforming loans at September 30, 1997.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; additions to the allowance that have been charged to expense; and net charge-offs to average loans for the nine month period have been annualized for comparison purposes:


                                        Nine Months Ended  Twelve Months Ended
                                           September 30,      December 31,
                                              1997              1996

        Average loans outstanding          $1,325,655        $1,245,104

        Reserve at beginning of year       $   19,103        $   18,047
        Balance of purchased subsidiary bank      982              -
        Provision for possible loan losses      2,196             2,868

        Charge-offs:
        Commercial, financial and
          agricultural loans                    1,183             1,143
        Real estate - mortgage loans              459               527
        Real estate - construction loans            5                59
        Installment loans                       1,087             1,650
                                                2,734             3,379
        Recoveries:
        Commercial, financial and
          agricultural loans                      335               591
        Real estate - mortgage loans              170               370
        Real estate - construction loans           -                 15
        Installment loans                         307               591
                                                  812             1,567
        Net charge-offs                         1,922             1,812

        Reserve at end of period           $   20,359        $   19,103

        Net charge-offs to average loans         0.19%             0.15%


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

       Nonaccrual, Restructured and Past Due Loans

        Nonperforming loans as a percentage of total loans was 0.85% at September 30, 1997, down from 0.96% at June 30, 1997 and up slightly from 0.83% at December 31, 1996.

    Nonperforming loans at September 30, 1997 and December 31, 1996 include the following:

                                              September 30 ,     December 31,
                                                   1997              1996
        Commercial, financial and
          agricultural                         $  4,924          $  4,274
        Real estate - construction                 -                  320
        Real estate - mortgage                    6,160             5,534
        Installment                                 906               676
            Total                              $ 11,990          $ 10,804

        Nonaccrual loans (1)                   $ 10,454          $  8,920
        Loans past due 90 days or more (2)        1,464             1,731
        Restructured loans (3) (4)                   72               153
        Total nonperforming loans              $ 11,990          $ 10,804

        Nonperforming loans to
          total loans                              0.85%             0.83%

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

     Potential Problem Loans

        As of September 30, 1997, fourteen loan relationships with a total principal balance of approximately $1,406 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at September 30, 1997, individually and cumulatively, through various time horizons.

        At September 30, 1997 and December 31, 1996, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets. Conversely, the net interest margin would be expected to improve with an overall decline in interest rates. As savings, NOW and money market accounts are subject to withdrawal on demand, they are presented in the analysis as immediately repriceable. Based on the Company's experience, pricing on such deposits is not expected to change in direct correlation with changes in the general level of short-term interest rates. Accordingly, management believes that a gradual increase in the general level of interest rates will not have a material effect on the Company's net interest income.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1996, the analysis projected net interest income to decrease 2.2% and the net interest margin to contract 9 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 4.9% and the net interest margin to expand by 20 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The September 30, 1997 simulation analysis, using the assumptions described above, projected net interest income to decrease 2.5% and the net interest margin to contract by 4 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 5.1% and the net interest margin projected to expand 25 basis points.

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

        The Company has over 95% of its investment portfolio designated as available-for-sale. The unrealized gains, net of tax, on that portfolio were $1,428 and $527 at September 30, 1997 and December 31, 1996, respectively, and are reflected as an increase in the equity section of the balance sheet. The current unrealized gain, which has increased to approximately 0.4% of the total available-for-sale market value, is an indication that the aggregate yield remains very close to current market rates.

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

        The Company's September 30, 1997 equity-to-asset and tangible equity-to-asset ratios were 10.50% and 9.44% and consistent with 10.35% and 9.73% ratios, respectively, at the end of 1996. The stability in the equity ratios is attributable to the consistent growth in retained earnings and the overall balance sheet in the first nine months of 1997. Tangible equity declined slightly upon completion of two purchase transactions, Zemenick & Walker and BankCentral, during the first nine months of 1997. The September 30, 1997 equity-to-asset ratio excluding investment security unrealized holding gains is 10.44%.

        At September 30, 1997, the Company and its banking subsidiaries each exceed their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 15.02%, 16.27% and 9.41%, respectively at September 30, 1997. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $14.49 and $12.89 respectively, at September 30, 1997, as compared to $13.45 and $12.55, respectively, at December 31, 1996.

  Consolidated Income Statement Analysis

        Net income for the three months ended September 30, 1997 was $7,512 as compared to net income for the corresponding period of 1996 of $7,028. The improvement in earnings is attributable to increased net interest income as average earning assets for the third quarter of 1997 increased 9.3% over the comparable 1996 quarter. Earnings per share for the three month period was $0.47 as compared to the 1996 amount of $0.45, an increase of 4.4%.

        Net income for the nine months ended September 30, 1997 was $22,071 as compared to net income for the corresponding period of 1996 of $20,753. The improvement in the Company's nine month earnings can also be attributable to the increased net interest income as average earning assets for the nine months ended September 30, 1997 increased 12.5% over the comparable 1996 period. Earnings per share for the nine month period was $1.39 as compared to the 1996 amount of $1.32, an increase of 5.3%.

       Net Interest Income

        Net interest income for the first nine months of 1997 was $63,438, or $4,362 above the first nine months of 1996. Net interest income for the third quarter of 1997 was $22,031, or $1,875 above the 1996 quarter. Yields have remained relatively stable on the Company's earning asset base while interest rates on the Company's core deposit funding have increased slightly. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the third quarter was 4.42% as compared to 4.58% for the same period a year ago. Average earning assets have increased $221 million, or 12.5%, compared to the third quarter last year. Because the Company's funding costs have increased at a greater rate than yields on earning assets, primarily due to competitive deposit pricing, the net interest margin has narrowed slightly as a percentage of average earning assets. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loans Losses

       The provision for possible loan losses of $2,196 and $762 for the first nine months and third quarter of 1997 increased slightly as a result of BankCentral's regular provision of $45 recorded since its acquisition in June 1997. Low nonperforming loan levels, low net charge-offs and strong reserve coverage levels have allowed the Company to maintain a relatively low provision for possible loan losses in 1997.

       Noninterest Income

        Noninterest income for the first nine months of 1997 increased 8.5% compared to the corresponding period in 1996. Service charges on deposit accounts increased by 8.0% for the first nine months of 1997 and 15.6% for the current quarter as compared to the same 1996 periods. Growth in these fees is the result of an increased number of deposit accounts, some resulting from recently acquired BankCentral, and implementation of ATM foreign transaction service fees.

        Trust fee income increased by 13.8% for the first nine months of 1997 and 29.7% for the current quarter as compared to the same 1996 periods. Successful new business development efforts largely accounted for the growth in trust fees.

        The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are typically sold into the secondary market without recourse while continuing to service the loans for investors. Income from mortgage lending activities also increased 10.5% in the first nine months of 1997 compared to the prior year period.

       Noninterest Expense

        Noninterest expense increased 8.5% for the first nine months of 1997 compared to the same period of 1996. Noninterest expense increased 14.0% for the current quarter of 1997 as compared with the third quarter of 1996. Incremental noninterest expense resulting from the Company's two purchase acquisitions were $2,055 and $1,102 for the first nine months and current quarter of 1997, respectively. If those expenses are excluded, noninterest expense for the first nine months and current quarter of 1997 was 3.5% and 6.0%, respectively, higher than last year. Other current year expense increases have resulted primarily from costs associated with strategic initiatives designed to provide comprehensive investment advisory services, discount brokerage services, and five new supermarket branch locations.

       Income Taxes

        Income taxes of $12,567 and $4,399 for the first nine months and current quarter of 1997 exceeded the corresponding 1996 period amounts by 7.8% and 13.2%, respectively. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the third quarter of 1997 was 36.9% as compared to 35.6% in the same period of 1996.

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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)


                                  Three Months Ended    Three Months Ended
                                  September 30, 1997    September 30 , 1996
                                     Interest Average         Interest Average
                             Average Income/  Yield/  Average Income/  Yield/
                             Balance Expense  Rate    Balance Expense  Rate
ASSETS
Earning assets:
  Loans                   $1,390,569 $31,163  8.95% $1,252,875 $28,049  8.91%
  Investment securities:
    Taxable                  538,528   8,227  6.06     420,319   6,111  5.78
    Nontaxable                23,786     474  7.91      31,137     653  8.35
  Short-term investments      39,975     572  5.68      67,883     913  5.35
     Total earning assets  1,992,858  40,636  8.09   1,772,214  35,726  8.02

Nonearning assets:
  Cash and due from banks     77,352                    78,655
  Premises and equipment      48,204                    41,743
  Reserve for possible
    loan losses              (20,252)                  (18,684)
  Other assets                62,579                    48,839
     Total nonearning assets 167,883                   150,553

     Total assets         $2,160,741                $1,922,767

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market
    accounts              $  673,073 $ 4,771  2.81% $  629,677 $ 4,253  2.69%
  Time deposits              917,325  13,061  5.65     767,904  10,484  5.43
Federal funds purchased and
   securities sold under repurchase
   agreements                 43,675     580  5.27      47,366     593  4.98
Other short-term and long-term
   borrowings                    853      15  6.98         564       8  5.64
     Total interest-bearing
       liabilities         1,634,926  18,427  4.47   1,445,511  15,338  4.22

Noninterest-bearing deposits 282,287                   259,698
Other liabilities             18,320                    18,165

Total liabilities          1,935,533                 1,723,374

SHAREHOLDERS' EQUITY         225,208                   199,393

Total liabilities and
  shareholders' equity    $2,160,741                $1,922,767

Net interest income/net yield
   on earning assets                 $22,209  4.42%            $20,388  4.58%

Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED INTEREST RATE GAP ANALYSIS (Unaudited)
(in thousands of dollars)
                                            September 30, 1997
                                    Remaining Maturity if Fixed Rate;
                          Earliest Possible Repricing Interval if Floating Rate



                                         3        Over 3     Over 1
                                       months    months -    year -       Over
                                        or         12          5           5
                                       less      months      years       years         Total
INTEREST-EARNING ASSETS
Loans                              $  433,654   $ 293,084  $  632,584   $  47,795   $1,407,117
Investment securities                  87,899      74,134     356,504      48,319      566,856
Other interest-earning assets           8,216         -          -           -           8,216
Total interest-earning assets      $  529,769   $ 367,218  $  989,088   $  96,114   $1,982,189

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets        $  701,276   $    -     $     -      $     -     $  701,276
Time deposits over $100,000           103,695      88,886      49,286       1,387      243,254
All other time deposits               163,572     325,327     178,270         161      667,330
Nondeposit interest-bearing
   liabilities                         28,045       6,875         799         -         35,719
Total interest-bearing liabilities $  996,588   $ 421,088  $  228,355   $   1,548   $1,647,579


GAP by Period                      $( 466,819)  $ (53,870) $  760,733   $  94,566   $  334,610

Cumulative GAP                     $( 466,819)  $(520,689) $  240,044   $ 334,610   $  334,610


NOTE: Loans scheduled to reprice are reported in the earliest possible repricing interval for this analysis.



                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K:

          A Form 8-K was filed as of July 28, 1997, announcing the Board of Directors authorization of a three-for-two common stock split.
          The split, which was effected in the form of a 50% stock dividend, was paid September 1, 1997 to shareholders of record
          August 15, 1997.


          A.   Exhibit 11




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


     Firstbank of Illinois Co.

By:   /s/  Chris R. Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:  November 14, 1997


Exhibit 11

FIRSTBANK OF ILLINOIS CO.

Computation of Net Earnings per Common Share
                                         Nine Months Ended      Three Months Ended
                                           September 30,         September 30,
                                         1997         1996         1997         1996
Net Income                           $22,071,000  $20,753,000  $ 7,512,000  $ 7,028,000


Weighted average common
  shares outstanding                  15,556,351   15,476,162   15,714,117   15,507,818

Plus weighted average
  common share equivalents:
   Assuming exercise of
     employee stock options              286,058      264,635      335,933      273,281

Weighted average common shares
  and common share equivalents
  outstanding                         15,842,409   15,740,796   16,050,050   15,781,098


Net earnings per common share        $      1.39  $      1.32  $      0.47  $      0.45




