Form 10-Q
period 1998-03-31
FIRSTBANK OF ILLINOIS CO
filed 1998-05-14
CIK 37093

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1998              Commission file number 0-8426



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

Common stock, par value $1.00 per share -- 15,941,350 shares outstanding on March 31, 1998.

Part I.  Financial Information

Item 1.  Financial Statements

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands of dollars except per share data)

                                                             March 31,  December 31,
                                                               1998         1997
ASSETS
Cash and due from banks                                    $   96,021    $ 104,339
Short-term investments                                         21,078        3,545
Investment securities:
  Available-for-sale, at market value                         627,548      628,322
  Held-to-maturity, at amortized cost (market value of
    $25,289 and $27,721 for 1998 and 1997, respectively)       24,404       26,824
       Total investment securities                            651,952      655,146

Loans                                                       1,426,931    1,429,363
Unearned discount                                              (1,798)      (2,059)
    Loans, net of unearned discount                         1,425,133    1,427,304
Reserve for possible loan losses                              (20,285)     (19,939)
    Loans, net                                              1,404,848    1,407,365

Premises and equipment, net                                    48,664       49,049
Accrued income receivable                                      19,822       20,205
Other assets                                                   41,285       42,169
       Total assets                                        $2,283,670   $2,281,818

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                      $  288,895   $  300,166
  Interest-bearing                                          1,711,644    1,681,880
       Total deposits                                       2,000,539    1,982,046

Short-term borrowings                                          18,604       47,266
Other liabilities                                              26,038       19,933
       Total liabilities                                    2,045,181    2,049,245

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized and unissued -- 1,000,000 shares                       -            -
Common stock, par value $1 per share:
  Authorized -- 20,000,000 shares
  Issued including shares in treasury -- 15,941,350 shares
    in 1998 and 15,794,097 shares in 1997                      15,941       15,794
Capital surplus                                                42,976       41,980
Retained earnings                                             178,546      174,919
Accumulated other comprehensive income                          1,026          968
Less treasury stock at cost: 46,278 shares in 1997                  -       (1,088)
       Total shareholders' equity                             238,489      232,573
       Total liabilities and shareholders' equity          $2,283,670   $2,281,818

See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(in thousands of dollars except per share data)

                                                     Three Months Ended
                                                         March 31,
                                                       1998      1997

INTEREST INCOME
Loans                                                $31,383   $28,119
Investment securities:
  Taxable                                              9,669     7,443
  Exempt from Federal income tax                         323       405
Short-term investments                                   223       644
     Total interest income                            41,598    36,611

INTEREST EXPENSE
Deposits                                              19,098    15,575
Short-term borrowings                                    429       742
Total interest expense                                19,527    16,317

     Net interest income                              22,071    20,294
Provision for possible loan losses                       762       717

     Net interest income after
     provision for possible loan losses               21,309    19,577

NONINTEREST INCOME
Securities gains (losses), net                            71       (4)
Service charges on deposit accounts                    1,945     1,611
Trust services                                         1,513     1,156
Mortgage lending activities                            1,218       675
Investment services                                      573       548
Agricultural services                                    401       463
Other                                                  1,057       990
     Total noninterest income                          6,778     5,439

NONINTEREST EXPENSE
Salaries and employee benefits                         9,133     7,973
Net occupancy                                          1,373     1,289
Equipment                                              1,233     1,150
Postage, printing and supplies                           739       627
Professional                                             605       541
FDIC and other insurance                                 195       162
Other                                                  2,648     2,148
     Total noninterest expense                        15,296    13,890

Net income before income taxes                        12,161    11,126

Income tax expense                                     4,395     3,941

Net income                                             7,766     7,185

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities                58   (1,238)

Comprehensive income                                 $ 7,824   $ 5,947

Net income per common share - basic                  $  0.49   $  0.47

Net income per common share - diluted                $  0.48   $  0.46



See accompanying notes to interim consolidated condensed financial statements.

Part I.  Financial Information ... continued

Item 1.  Financial Statements ... continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited) (in thousands of dollars)

                                                           Three Months Ended
                                                               March 31,
                                                            1998      1997


OPERATING ACTIVITIES
 Net income                                                $  7,766  $  7,185
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                              3,647     1,693
   Provision for possible loan losses                           762       717
   Writedowns in value and losses incurred on
      other real estate owned                                   (45)        -
   (Increase) decrease in accrued income receivable             383      (646)
   Gain on sale of loans                                       (911)     (321)
   Other, net                                                 6,053     2,838
   Originations of loans for sale                           (87,764)  (23,843)
   Proceeds from sale of loans                               57,401    23,575
      Net cash provided by operating activities             (12,708)   11,198

INVESTING ACTIVITIES
 Purchases of investment securities:
   Available-for-sale                                      (577,149) (261,854)
   Held-to-maturity                                              (1)     (350)
 Proceeds from sales of investment securities
   Available-for-sale                                         5,047     9,991
 Proceeds from maturities of and principal payments on
   investment securities:
   Available-for-sale                                       571,248   166,907
   Held-to-maturity                                           2,405     5,044
 Purchases of premises and equipment                         (1,167)   (2,082)
 Proceeds from sales of premises and equipment                  207        81
 Proceeds from sales of other real estate owned                 720       162
 Net loan principal collected                                32,690    14,390
   Net cash used in investing activities                     34,000   (73,411)

FINANCING ACTIVITIES
 Net decrease in noninterest-bearing deposit accounts       (11,271)  (44,087)
 Net (decrease) increase in savings,
   NOW and money market deposits                             (2,570)   41,064
 Net increase in certificates of deposit                     32,334    27,051
 Net (decrease) increase in short-term borrowings           (28,662)   14,327
 Principal payments under capital lease obligations               -        (1)
 Cash dividends paid                                         (4,139)   (2,469)
 Proceeds from exercise of common stock options               2,738       687
 Proceeds from dividend reinvestment plan                       146        96
 Purchase of shares for treasury                               (653)   (1,582)
      Net cash provided by financing activities             (12,077)   35,086

Increase (decrease) in cash and cash equivalents              9,215   (27,127)
Cash and cash equivalents at beginning of year              107,884   156,501
Cash and cash equivalents at end of period                 $117,099  $129,374

Supplemental information:
  Income taxes paid                                        $      -  $      -
  Interest paid                                              19,479    16,314
  Noncash transfers of loans to other real estate               339       678


See accompanying notes to interim consolidated condensed financial statements.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued

  FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(unaudited)

  March 31, 1998

  1. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

  3. On June 10, 1997, the Company acquired BankCentral Corporation ("BankCentral") and its wholly-owned subsidiary, Central National. With assets of approximately $110,000,000 on the date of acquisition, Central National operates four banking offices in Mattoon, Illinois. The transaction, which involved an exchange of cash and Company common stock, totaling approximately $13.0 million, was recorded using the purchase method of accounting. The Company recorded a cost in excess of net assets acquired of approximately $7,136,000, which will be amortized over fifteen years. The operating results of BankCentral are included in the consolidated condensed financial results beginning June 10, 1997.

  4. The Company provides long-term variable and fixed rate financing on residential real estate through two of its banking subsidiaries. Originated loans are sold into the secondary market without recourse, with $57,401,000 and $23,575,000 sold during the first three months of 1998 and 1997, respectively. At March 31, 1998 and December 31, 1997, the Company serviced loans aggregating $406,377,000 and $403,678,000, respectively, which were owned by others.

  5. On February 2, 1998, the Company announced plans to merge with Mercantile Bancorporation Inc., a $30 billion bank holding company headquartered in St. Louis, Missouri. Under the terms of the merger agreement, Company shareholders will receive .8308 shares of Mercantile Bancorporation Inc. common stock for each share of Firstbank common stock. The merger, structured as a tax-free exchange, is contingent upon the approval of various regulatory agencies and Firstbank shareholders. This transaction is expected to close during the third quarter of 1998.

  6. The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The accompanying unaudited interim consolidated condensed balance sheets and statements of income present accumulated other comprehensive income and other comprehensive income (loss), respectively. Accumulated other comprehensive income represents unrealized gains on investment securities, net of tax.

  PART I.   FINANCIAL INFORMATION ... Continued

  Item 1.        Financial Statement ... Continued




  7. Following is a reconciliation of the numerators and the denominators of the basic and the diluted earnings per share computations for net income. The table information provided is for the first three months of 1998 and 1997:



                                               Three Months Ended
                                                 March 31, 1998
                                                                 Per-Share
                                          Income      Shares      Amount


        Net Income                      $7,766,000

        Basic Earnings Per Share
           Income available to
              common stockholders        7,766,000  15,844,163  $     0.49

        Effect of Dilutive Securities
           Common stock options                  -     315,270

        Dilutive Earnings per share
           Income available to common
              stockholders plus assumed
              conversions               $7,766,000  16,159,433  $     0.48



                                               Three Months Ended
                                                 March 31, 1997
                                                                 Per-Share
                                          Income      Shares      Amount


        Net Income                      $7,185,000

        Basic Earnings Per Share
           Income available to
              common stockholders       $7,185,000  15,443,916  $     0.47

        Effect of Dilutive Securities
           Common stock options                  -     264,296

        Dilutive Earnings per share
           Income available to common
              stockholders plus assumed
              conversions               $7,185,000  15,708,212  $     0.46

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

        Firstbank's recent acquisition activity is important to consider when reviewing the financial information included in the following discussion and related financial information. On January 2, 1997, Firstbank purchased certain assets of Zemenick & Walker, Inc. ("Z&W"), a registered investment advisory firm headquartered in St. Louis, Missouri. On June 10, 1997, the Company acquired BankCentral Corporation and its wholly-owned subsidiary, Central National Bank of Mattoon ("Central National"). Each of the 1997 acquisitions has been accounted for as a purchase, accordingly operating results of the acquired companies are included in Firstbank's consolidated condensed financial statements beginning on the acquisition dates noted above.


  Consolidated Balance Sheet Analysis

        Total assets at March 31, 1998 were $2,283,670, up $1,852 from $2,281,818 at December 31, 1997. Net loans and investment securities, the two largest components of earning assets, remained relatively unchanged from $1,427,304 and $655,146, respectively, at December 31, 1997 to $1,425,133 and $651,952, respectively, at March 31, 1998.
  Deposits, the primary source of funding for earning assets, increased $18,493 from $1,982,046 at December 31, 1997 to $2,000,539 at March
  31, 1998, as interest-bearing deposits increased $29,764 offset by a decline in noninterest-bearing deposits of $11,271.

        Average earning assets, as a percentage of average total assets, increased slightly in the first quarter of 1998 to 92.44% from 92.34% at December 31, 1997. The current loan-to-deposit ratio of 71.24% decreased from the year-end level of 72.01% primarily as interest-bearing deposits increased $29,764 and loans, net of unearned discount, decreased $2,171.

       Loan Portfolio

        The Company's banking group operates and substantially all loans are made in the states of Illinois and Missouri. The following table presents the composition of the loan portfolio as of March 31, 1998 and December 31, 1997:

                                 March 31,   % of     December 31,  % of
                                    1998     total        1997      total


  Commercial, financial
    and agricultural           $  315,164    22.09%   $  325,785    22.79%

  Real estate - construction       96,242     6.74       106,831     7.47
  Real estate - mortgage          782,275    54.82       761,367    53.27

  Installment                     233,250    16.35       235,380    16.47
          Total loans          $1,426,931   100.00%   $1,429,363   100.00%

        The  Company  manages  exposure  to  credit  risk  through  loan portfolio  diversification  by  customer,  industry,  and  loan  type.
  Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin.

         The Company's loan portfolio at March 31, 1998 had no concentration of loans to any multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions as of this date. Additionally, the Company has refrained from financing highly leveraged corporate buy-outs, which management believes would subject Firstbank to an unacceptable level of risk.

        The Company is not aware of any loans classified for regulatory purposes at March 31, 1998, that are expected to have a material impact on the Company's future operating results, liquidity, or capital resources. The Company is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at March 31, 1998.

       Reserve For Possible Loan Losses

        The reserve for possible loan losses at March 31, 1998 was 1.42% of outstanding loans as compared to 1.40% at December 31, 1997. A reserve for possible loan losses that exceeds the level of identified problem loans reflects management's conservative approach by providing for other risks inherent in the portfolio. Reserves cover 182% of the Company's nonperforming loans at March 31, 1998.

       The following table summarizes average loans outstanding; changes in the reserve for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance that have been charged to expense:


                                          Three Months EndedTwelve Months Ended
                                             March 31,        December 31,
                                                1998              1997

        Average loans outstanding           $1,424,147        $1,348,960

        Reserve at beginning of year        $   19,939        $   19,103
        Reserves acquired                            -               982
        Provision for possible loan losses         762             2,958

        Charge-offs:
        Commercial, financial and
          agricultural loans                       335             2,041
        Real estate - mortgage loans                32               599
        Real estate - construction loans             -                 5
        Installment loans                          291             1,501
                                                   658             4,146
        Recoveries:
        Commercial, financial and
          agricultural loans                       101               426
        Real estate - mortgage loans                39               203
        Real estate - construction loans             1                 2
        Installment loans                          101               411
                                                   242             1,042
        Net charge-offs                            416             3,104

        Reserve at end of period            $   20,285        $   19,939

        Net charge-offs to average loans          0.03%             0.23%


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

       Nonaccrual, Restructured, Impaired and Past Due Loans

        Nonperforming loans as a percentage of total loans was 0.79% at March 31, 1998, down slightly from 0.80% at December 31, 1997. The Company's level of nonperforming loans decreased in the first quarter of 1998 to $11,271 from $11,406 at December 31, 1997. Impaired loans, which include nonaccrual loans, were $9,549 at March 31, 1998, declined from $10,044 at December 31, 1997. As the following table indicates, the increase in nonperforming loans is primarily in loans past due ninety days or more.

    Nonperforming loans at March 31, 1998 and December 31, 1997, include the following:

                                             March 31,        December 31,
                                                1998              1997
        Commercial, financial and
          agricultural                       $ 4,613           $ 4,756
        Real estate - construction               749               749
        Real estate - mortgage                 5,102             5,020
        Installment                              739               881
            Total                            $11,203           $11,406

        Nonaccrual loans (1)                 $ 9,549           $10,044
        Loans past due 90 days or more (2)     1,619             1,306
        Restructured loans (3)(4)                 35                56
            Total nonperforming loans        $11,203           $11,406

        Nonperforming loans to
          total loans                            .79%              .80%

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

     Potential Problem Loans

        As of March 31, 1998, eleven loan relationships with a total principal balance of approximately $788 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these commercial or commercial real estate borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

     Foreign Outstandings

        The Company had no loans to any foreign countries on any of the dates specified in the tables.

  Liquidity and Interest Rate Sensitivity

        Interest rate sensitivity is closely monitored through the Company's asset-liability management procedures. At the end of this discussion is a table reflecting Firstbank's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at March 31, 1998, individually and cumulatively, through various time horizons.

        At December 31, 1997 and March 31, 1998, the static gap analyses indicated substantial liability sensitivity over a one-year time horizon. Generally, such a position indicates that an overall rise in interest rates would result in an unfavorable impact on the Company's net interest margin, as liabilities would reprice more quickly than assets.

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

        The Company's simulation analysis evaluates the effect on net interest income of alternative interest rate scenarios against earnings in a stable interest rate environment. At December 31, 1997, the analysis projected net interest income to decrease by 1.9% and the net interest margin to contract 8 basis points if the general level of interest rates increased by 2 percentage points over the next 12 months (.50% each quarter). Conversely, the analysis projected net interest income to increase 4.6% and the net interest margin to expand by 20 basis points if the general level of interest rates fell by 2 percentage points over the next 12 months (.50% each quarter). The March 31, 1998 simulation analysis, using the assumptions described above, projected net interest income to decrease by 1.3% and the net interest margin to contract by 5 basis points if rates increase 2 percentage points in the next 12 months. If rates fall 2 percentage points, the net interest income was projected to increase 3.7% and the net interest margin projected to expand 15 basis points.

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

        The Company has approximately 96% of its investment portfolio designated as available-for-sale. At March 31, 1998, unrealized gains, net of tax, on that portfolio was $1,026 and is reflected as a reduction in the equity section of the balance sheet. Unrealized gains, net of tax, of $968 was reflected as an increase in the equity section of the balance sheet as of December 31, 1997. The current unrealized gain as a percent of the total available-for-sale market value represents .16%, an indication that the aggregate yield is very close to current market rates.

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

       The Company's March 31, 1998 equity-to-asset and tangible equity-to-asset ratios remained stable at 10.44% and 9.48% as compared to 10.19% and 9.21%, respectively, at the end of 1997. The March 31, 1998 equity-to-asset ratio excluding investment security unrealized holding gains is 10.41%.

        At March 31, 1998, the Company and its banking subsidiaries all exceeded their minimum capital requirements for "well capitalized" institutions. Tier 1, Total Capital and Tier 1 Leverage ratios were 14.93%, 16.18% and 9.47%, respectively at March 31, 1998. The minimum capital ratios for "well capitalized" institutions are 6%, 10% and 5% for Tier 1, Total Capital and Tier 1 Leverage ratios, respectively.

        Shareholders' equity represents book value and tangible book value per common share of $14.96 and $13.44, respectively, at March 31, 1998, as compared to $14.77 and $13.20, respectively, at December 31, 1997.

  Consolidated Income Statement Analysis

        Net income for the three months ended March 31, 1998 was $7,766 as compared to net income for the corresponding period of 1997 of $7,185. The improvement in earnings is attributable to increased net interest income as average earning assets for the first quarter of 1998 increased 13.4% over the comparable 1997 quarter. Diluted earnings per share for the three month period was $.48 as compared to 1997 earnings of $.46, an increase of 4.3%.

       Net Interest Income

        Net interest income for the first three months of 1998 was $22,071, or $1,777 above the first three months of 1997 as a result of increased loan and investment volumes. Interest rates have risen slightly on the Company's funding, most notably in the time deposit categories, adding pressure to the Company's interest margin. Net interest income (on a tax-equivalent basis) as a percentage of average earning assets for the first quarter of 1998 was 4.30% as compared to 4.48% for the same period in 1997 as the average yield on interest-bearing liabilities increased from 4.34% to 4.56% for the same periods. Average balance sheets and yields are included for each of those quarters at the end of this discussion.

       Provision For Possible Loan Losses

        The provision for possible loan losses reflects management's judgment of the cost associated with credit risks inherent in the loan portfolio. The provision for possible loan losses represents the amount necessary to adjust the reserve for possible loan losses to the level that management considers appropriate. Factors which influence management's determination of the provision for loan losses include, among other things, current and projected economic conditions, historical loss trends, a review of individual loans and changes in the character and size of the portfolio.

        The provision for possible loan losses of $762 for the first three months of 1998 represents an increase from $717 recorded in the comparable 1997 period. The increase in the provision in 1998 reflects the provision for Central National, acquired in June 1997.


       Noninterest Income

        Noninterest income for the first three months of 1998 was up 24.6% as compared to the corresponding period in 1997. Revenues from service charges on deposit accounts, trust services income, and mortgage lending income increased $334, $357, and $543, respectively, in comparison to the same period a year ago. Income from deposit service charges, which in the second quarter of 1997 began to include surcharges assessed when non-customers use the Company's ATM network, increased 20.7% over the first quarter of 1997. Revenues from trust services, which include custodial fees associated with the Illinois Sate Treasurer Investment Pool accounts added during the third quarter of 1997, increased 30.9% over the first quarter of 1997. Mortgage lending activities, which intensified with declining long-term interest rates, originated $87,764 in fixed rate mortgage loans for sale into the secondary market during the first quarter of 1998 compared to $23,843 in the same 1997 period.


       Noninterest Expense

       Noninterest expense increased 14.7% for the first three months of 1998 compared to the same period of 1997. Salaries and benefits expense increased $1,160 or 14.5% for the first quarter of 1998 as compared to the same quarter of 1997. The increase is due to the effect of the Central National acquisition, higher costs for pension and medical insurance, and normal merit increases. Compensation costs associated with higher volumes of mortgage loan originations also contributed to the rise in salaries and benefits expense.

        Noninterest expense excluding salaries and benefits increased 6.3% due in part to the effect of the Central National acquisition and higher mortgage loan volumes resulting in additional mortgage appraisal, processing fees expense and mortgage servicing asset amortization.


       Income Taxes

        Income taxes of $4,395 for the first three months of 1998 exceeded the corresponding amount in 1997 by 11.5%. The primary differences between the two years were higher pre-tax earnings and lower levels of tax-exempt interest income in the current year. The Company's effective tax rate for the first quarter of 1998 was 36.1% as compared to 35.4% in the same period of 1997.

  EFFECT OF NEW ACCOUNTING STANDARDS

        In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This Statement is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have a material impact on the financial condition or results of operations of the Company when adopted in 1998.



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

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued

FIRSTBANK OF ILLINOIS CO. AND SUBSIDIARIES
INTERIM CONSOLIDATED CONDENSED AVERAGE BALANCE SHEETS (Unaudited)
(in thousands of dollars)

                                                     Three Months Ended    Three Months Ended
                                                       March 31, 1998        March 31, 1997
                                                        Interest Average          Interest Average
                                                Average  Income/  Yield/  Average  Income/  Yield/
                                                Balance  Expense   Rate   Balance  Expense   Rate
ASSETS
Earning assets:
  Loans                                      $1,424,147 $31,453   8.96% $1,281,372 $28,173   8.92%
  Investment securities:
    Taxable                                     639,854   9,669   6.13     495,543   7,443   6.09
    Nontaxable                                   20,970     448   8.67      26,531     554   8.47
  Short-term investments                         16,750     223   5.40      50,175     644   5.21
      Total earning assets                    2,101,721  41,793   8.06   1,853,621  36,814   8.05

Nonearning assets:
  Cash and due from banks                        81,814                     72,200
  Premises and equipment                         49,012                     43,847
  Reserve for possible loan losses              (20,023)                   (19,118)
  Other assets                                   61,125                     53,993
      Total nonearning assets                   171,928                    150,922

      Total assets                           $2,273,649                 $2,004,543

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings, NOW and money market accounts     $  703,972 $ 5,046   2.91% $  657,049 $ 4,544   2.80%
  Time deposits                                 998,327  14,052   5.71     807,086  11,031   5.54
Federal funds purchased and securities
   sold under repurchase agreements              34,222     424   5.02      59,658     737   5.01
Other short-term and long-term borrowings           325       5   6.24         472       5   4.30
     Total interest-bearing liabilities       1,736,846  19,527   4.56   1,524,265  16,317   4.34

Noninterest-bearing deposits                    281,234                    251,573
Other liabilities                                19,474                     20,063

Total liabilities                             2,037,554                  1,795,901

SHAREHOLDERS' EQUITY                            236,095                    208,642

Total liabilities and
  shareholders' equity                       $2,273,649                 $2,004,543

Net interest income/net yield
   on earning assets                                    $22,266   4.30%            $20,497   4.48%


Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...continued
(in thousands of dollars)


                                  Remaining Maturity if Fixed Rate;
                        Earliest Possible Repricing Interval if Floating Rate


                                             3        Over 3     Over 1
                                           months    months -    year -    Over
                                            or         12          5         5
                                           less      months      years     years       Total
INTEREST-EARNING ASSETS
Loans                                 $  454,754  $  300,973  $  611,545 $    57,861  $ 1,425,133
Investment securities                    205,020      91,231     269,248      86,453      651,952
Other interest-earning assets             21,078           -           -           -       21,078
Total interest-earning assets         $  680,852  $  392,204  $  880,793 $   144,314  $ 2,098,163

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets           $  706,727  $        -  $        - $         -  $   706,727
C.D.'s over $100,000                      92,552     124,448      73,025       1,492      291,517
All other time deposits                  165,059     339,854     208,363         124      713,400
Nondeposit interest-bearing
   liabilities                             8,061       9,847         696           -       18,604
Total interest-bearing liabilities    $  972,399  $  474,149  $  282,084  $    1,616  $ 1,730,248


GAP by Period                         $ (291,547) $  (81,945) $  598,709  $   142,698 $   367,915

Cumulative GAP                        $ (291,547) $ (373,492) $  225,217  $   367,915 $   367,915

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

There have been no material changes from the information provided in the December 31, 1997 Form 10-K.

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K:

          A Form 8-K was filed February 2, 1998, announcing the Company's plan to merge with Mercantile Bancorporation Inc., a $30-billion bank holding company headquartered in St. Louis, Missouri. Under the terms of the merger agreement, Company shareholders will receive .8308 shares of Mercantile Bancorporation Inc. common stock for each share of Firstbank common stock. The merger, which is structured as a tax-fee exchange, is contingent upon the approval of various regulatory agencies and Firstbank shareholders. This transaction is expected to close in the third quarter of 1998.

          A.   Exhibit 11

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


     Firstbank of Illinois Co.

By:   /s/  Chris Zettek
     Executive Vice President and
     Chief Financial Officer

     Date:     May 13, 1998

Exhibit 11

FIRSTBANK OF ILLINOIS CO.

See the computation of earnings per common share at Note 7 of the accompanying notes to the interim consolidated condensed financial statements.